Form 10-Q
period 2010-02-28
Eco Building International Inc
filed 2010-04-06
CIK 1467746

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended February 28, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to _____________


                           ECO BUILDING INTERNATIONAL
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

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No [ ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

     Class                                   Outstanding as of February 28, 2009
     -----                                   -----------------------------------
Common Stock, $0.001                                    4,930,000

                           ECO BUILDING INTERNATIONAL.

                                    FORM 10-Q

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                                3
             Report of Independent Registered Public Accounting Firm          3
             Balance Sheets                                                   4
             Statements of Operations                                         5
             Statements of Cash Flows                                         6
             Notes to Financial Statements                                    7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         13

Item 4.   Controls and Procedures                                            14

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  14

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        14

Item 3.   Defaults Upon Senior Securities                                    15

Item 4.   Submission of Matters to a Vote of Security Holders                15

Item 5.   Other Information                                                  15

Item 6.   Exhibits                                                           15

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Eco Building International Inc.

I have reviewed the condensed balance sheet of Eco Building International Inc. (A Development Stage Company) as of February 28, 2010, and the related condensed statements of operations for the three and nine months ended February 28, 2010and for the period from May 9, 2008 (inception) to February 28, 2010, and condensed statements of cash flows for the nine months ended February 28, 2010and for the period from December 23, 2008 (inception) to February 28, 2010. These financial statements are the responsibility of the company's management.

I conducted my review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with generally accepted accounting principles in the United States of America.

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Eco Building International Inc. (A Development Stage Company) as of May 31, 2009, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in my report dated June 29, 2009, I expressed a going concern opinion on those financial statements. In my opinion, the information set forth in the accompanying condensed balance sheet as of May 31, 2009, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/ George Stewart, CPA
-------------------------------------
Seattle, Washington
April 2, 2010

ECO BUILDING INTERNATIONAL
(A Development Stage Company)
Balance Sheets

                                                                       February 28,          May 31,
                                                                           2009               2009
                                                                         --------           --------
                                                                        (Unaudited)        (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $  4,473           $ 23,390
                                                                         --------           --------

TOTAL ASSETS                                                             $  4,473           $ 23,390
                                                                         ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LONG TERM LIABILITIES
  Loan from Director                                                     $    325           $    325
                                                                         --------           --------

TOTAL LONG TERM LIABILITIES                                                   325                325
                                                                         --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value, 75,000,000 shares authorized;
    4,930,000 shares issued and outstanding                                 4,930              4,930
  Additional paid-in-capital                                               19,870             19,870
  Deficit accumulated during the development stage                        (20,652)            (1,735)
                                                                         --------           --------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        4,148             23,065
                                                                         --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $  4,473           $ 23,390
                                                                         ========           ========


   The accompanying notes are an integral part of these financial statements.

ECO BUILDING INTERNATIONAL
(A Development Stage Company)
Statements of Operations
(Unaudited)

                                                         Three Months          Nine Months       From Inception on
                                                             Ended                Ended         December 23, 2008 to
                                                          February 28,         February 28,         February 28,
                                                             2009                 2009                 2009
                                                          ----------           ----------           ----------
EXPENSES
  General and Administrative Expenses                     $    2,892           $   18,916           $   20,651
                                                          ----------           ----------           ----------

Net (loss) from Operation before Taxes                        (2,892)             (18,916)             (20,651)

Provision for Income Taxes                                        --                   --                   --
                                                          ----------           ----------           ----------
Net (loss)                                                $   (2,892)          $  (18,916)          $  (20,651)

                                                          ==========           ==========           ==========

(LOSS) PER COMMON SHARE - BASIC AND DILUTED               $    (0.00)          $    (0.00)          $    (0.00)
                                                          ==========           ==========           ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       4,930,000            4,930,000            1,440,504
                                                          ==========           ==========           ==========


   The accompanying notes are an integral part of these financial statements.

ECO BUILDING INTERNATIONAL
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

                                                        Nine Months       From Inception on
                                                           Ended         December 23, 2008 to
                                                        February 28,         February 28,
                                                           2009                 2009
                                                         --------             --------
OPERATING ACTIVITIES
  Net (loss)                                             $(18,916)            $(20,651)
                                                         --------             --------

      Net cash (used) for operating activities            (18,916)             (20,651)
                                                         --------             --------

FINANCING ACTIVITIES
  Loans from Director                                          --                  325
  Sale of common stock                                         --               24,800
                                                         --------             --------

      Net cash provided by financing activities                --               25,125
                                                         --------             --------

Net increase (decrease) in cash and equivalents           (18,916)               4,473

Cash and equivalents at beginning of the period            23,390                   --
                                                         --------             --------

Cash and equivalents at end of the period                $  4,473             $  4,473
                                                         ========             ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                               $     --             $     --
                                                         ========             ========
  Taxes
                                                         $     --             $     --
                                                         ========             ========

NON-CASH ACTIVITIES                                      $     --             $     --
                                                         ========             ========


   The accompanying notes are an integral part of these financial statements.

ECO BUILDING INTERNATIONAL INC.
(A Development Stage Company)
Notes To The Financial Statements
February 28, 2009


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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, December 23, 2008 through February 28, 2009 the Company has accumulated losses of $20,651.

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

e) Foreign Currency Translation

The Company's functional currency and its reporting currency is the United States dollar

ECO BUILDING INTERNATIONAL INC.
(A Development Stage Company)
Notes To The Financial Statements
February 28, 2009


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

ECO BUILDING INTERNATIONAL INC.
(A Development Stage Company)
Notes To The Financial Statements
February 28, 2009


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

ECO BUILDING INTERNATIONAL INC.
(A Development Stage Company)
Notes To The Financial Statements
February 28, 2009


4. INCOME TAXES

As of February 28, 2009, the Company had net operating loss carry forwards of approximately $20,651 that may be available to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

SIX MONTH PERIOD ENDED FEBRUARY 28, 2009 COMPARED TO THE PERIOD FROM INCEPTION (DECEMBER 23, 2008) TO FEBRUARY 28, 2009

Our net loss for the three-month period ended February 28, 2009 was approximately ($18,916) compared to a net loss of ($20,651) during the period from inception (December 23, 2008) to February 28, 2009. During the six-month period ended February 28, 2009, we did not generate any revenue.

During the six-month period ended February 28, 2009, we incurred general and administrative expenses of approximately $18,916 compared to $20,651 incurred during the period from inception (May 9, 2009) to February 28, 2009. General and administrative expenses incurred during the six-month period ended February 28, 2009 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Our net loss during the six -month period ended February 28, 2009 was ($18,916) or ($0.00) per share compared to a net loss of ($20,651) or ($0.00) per share during the period from inception (December 23, 2008) to February 28, 2009. The weighted average number of shares outstanding was 6,510,000 for the Six-month period ended February 28, 2009 compared to 1,440,504 for the period from inception (December 23, 2008) to February 28, 2009.

LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED FEBRUARY 28, 2009

As at the six-month period ended February 28, 2009, our current assets were $4,473 and our total liabilities were $325, which resulted in a working capital of $4,148. As at the six-month period ended February 28, 2009, current assets were comprised of $4,473 in cash compared to $23,390 in current assets at fiscal year ended May 31, 2009. As at the six-month period ended February 28, 2009, current liabilities were comprised entirely of $325 in loan from director.

Stockholders' equity decreased from $13,065 for fiscal year ended May 31, 2009 to ($4,148) for the six-month period ended February 28, 2009.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six-month period ended February 28, 2009, net cash flows used in operating activities was ($18,916) consisting primarily of a net loss of ($18,916). Net cash flows used in operating activities was ($20,651) for the period from inception (December 23, 2008) to February 28, 2009.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six-month period ended February 28, 2009, we did not generate net cash from financing activities. For the period from inception (December 23, 2008) to February 28, 2009, net cash provided by financing activities was $25,125 received from sale of common stock and loan from Director.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have a material commitment for fiscal year 2009/2010. During the period from inception (December 23, 2008) to February 28, 2009, Christopher Kidney, our Chief Executive Officer and a director, loaned us $325. The loans are non-interest bearing and payable upon demand.

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

GOING CONCERN

The independent auditors' report accompanying our February 28, 2009 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2009. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                 ECO BUILDING INTERNATIONAL


Dated: April 6, 2010             By: /s/ Christopher Kidney
                                     -------------------------------------------
                                     Christopher Kidney, President and
                                     Chief Executive Officer


Dated: April 6, 2010             By: /s/ Christopher Kidney
                                     -------------------------------------------
                                     Christopher Kidney, Chief Financial Officer