Form 10-Q
period 2010-03-31
Eco Building International, Inc.
filed 2010-05-17
CIK 1467746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

ECO BUILDING INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-160476	80-0329825
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

Tower B, Jinshang International Building, 7th Fl.Yinbing West Street Jinzhong City, Shanxi Province,China
(Address of principal executive offices)

(086) 13828824414
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer   ☐         Accelerated Filer   ☐         Non-Accelerated Filer   ☐         Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of May 17, 2010, there were 9,999,999 shares outstanding of the registrant’s common stock.

ECO BUILDING INTERNAITONAL, INC.

FORM 10-Q

March 31, 2010

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ECO BUILDING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Assets	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$275,520	$2,562,501
Accounts receivable, net	4,508,203	4,200,749
Inventory	14,086,418	8,233,760
Other receivable	346,475	28,998
Prepaid expenses	1,133,593	1,104,072
Total Current Assets	20,350,209	16,130,080

Property, plant, and equipment, net	3,795,027	2,939,475
Construction-in-progress	3,876,270	3,254,696
Other assets	1,506,924	1,506,902
Intangible assets, net	-	-

Total Assets	$29,528,430	$23,831,153

Liabilities and Stockholders' Equity

Current Liabilities
Short-term loan	$3,984,881	$1,801,960
Accrued expenses	64,239	116,968
Due to related parties	300,334	145,650
Construction payable	621,526	-
Other current liabilities	291,495	68,339
Total Liabilities	5,262,475	2,132,917

Stockholders' Equity
Common stock, $.001 par value; 75,000,000 shares authorized,
4,930,000 shares issued and outstanding	4,930	4,930
Additional paid-in capital	9,685,698	9,685,698
Other comprehensive income	202,720	202,140
Retained earnings	14,372,607	11,805,468
Total Stockholders' Equity	24,265,955	21,698,236

Total Liabilities and Stockholders' Equity	$29,528,430	$23,831,153

The accompanying notes are an integral part of these consolidated financial statements.

ECO BUILDING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months
	Ended March 31,
	2010	2009

Net revenue	$14,447,282	$6,872,918

Cost of goods sold	(10,936,119)	(5,134,597)

Gross Profit	3,511,163	1,738,321

Selling expenses	(621,714)	(338,799)
General and administrative expenses	(261,911)	(85,126)
Total Operating Expense	(883,625)	(423,925)

Operating income	2,627,538	1,314,396

Interest income	912	293
Interest expense	(61,537)	(18,972)
Total Other Expense	(60,625)	(18,679)

Income before income taxes	2,566,913	1,295,717

Provision for income taxes	-	-

Net income	$2,566,913	$1,295,717

Net income per common share - basic and diluted	$0.52	$0.26

Weighted average number of common shares outstanding	4,930,000	4,930,000

The accompanying notes are an integral part of these consolidated financial statements.

ECO BUILDING INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months
	Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,566,913	$1,295,717
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & amortization	79,993	73,657
Reserve for sales discount	374,976	223,812
Decrease (increase) in current assets:
Accounts receivable	(682,310)	(2,162,516)
Inventories	(5,851,425)	(5,195,771)
Prepaid expense and other current assets	(346,914)	(676,735)
Increase (decrease) in liabilities:
Accrued expense and other liabilities	170,392	4,689

Net cash used in operating activities	(3,688,376)	(6,437,147)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of machinery and equipment	(935,339)	(350,148)

Net cash used in investing activities	(935,339)	(350,148)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term loans from bank	2,182,479	219,423
Net proceeds from short-term loans from related parties	233,749	7,146,165
Net repayments of short-term loans from related parties	(79,097)	-

Net cash provided by financing activities	2,337,131	7,365,589

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(397)	(235)

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(2,286,981)	578,058

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	2,562,501	332,409

CASH & CASH EQUIVALENTS, ENDING BALANCE	$275,520	$910,467

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$49,985	$18,972

The accompanying notes are an integral part of these consolidated financial statements.

ECO BUILDING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Eco Building International, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 23, 2008.  The Company completed the acquisition of City Zone Holdings Limited (“City Zone”), an agricultural products distributor in the Shanxi Province of the Peoples Republic of China (the “PRC”) engaged in procuring, processing, marketing, and distributing various grain and corn products, by means of a share exchange, effective April 27, 2010.  As a result of the share exchange, City Zone became a wholly-owned subsidiary of the Company.  The Company currently conducts its business primarily through three operating PRC subsidiaries, including Jinzhong Deyu Agriculture Trading Co., Ltd. (“Jinzhong Deyu”), Jinzhong Yuliang Agriculture Trading Co., Ltd. (“Jinzhong Yuliang”), and Jinzhong Yongcheng Agriculture Trading Co., Ltd. (“Jinzhong Yongcheng”).

On May 11, 2010, the Company’s Board of Directors adopted a resolution to change the name of the Company to Deyu Agriculture Corp.  The name change has been in the process of filing with the Nevada Secretary of State.

Details of the subsidiaries of the Company are as follows:

Name of Subsidiary	Domicile and Date of Incorporation	Registered Capital	Percentage of Ownership	Principal Activities
City Zone Holdings Limited (“City Zone”)	British Virgin Islands, July 27, 2009	$20,283,581	100%	Holding company of Most Smart

Most Smart International Limited (“Most Smart”)	Hong Kong, March 11, 2009	$1	100%	Holding company of Shenzhen Redsun

Redsun Technology (Shenzhen) Co., Ltd. (“Shenzhen Redsun”)	The PRC, August 20, 2009	$30,000	100%	Holding company of Shenzhen JiRuHai

Shenzhen JiRuHai Technology Co., Ltd. (“Shenzhen JiRuHai”)	The PRC, August 20, 2009	$14,638	100%	Holding company of Beijing Detian Yu

Detian Yu Biotechnology (Beijing) Co., Ltd. (“Beijing Detian Yu”)	The PRC, November 30, 2006	$7,637,723	100%	Wholesale distribution of packaged food products. Holding company of the following three entities.

Jinzhong Deyu Agriculture Trading Co., Ltd. (“Jinzhong Deyu”)	The PRC, April 22, 2004	$1,492,622	100%	Organic and non-organic grains preliminary processing and wholesale distribution.

Jinzhong Yongcheng Agriculture Trading Co., Ltd. (“Jinzhong Yongcheng”)	The PRC, May 30, 2006	$288,334	100%	Organic and non-organic corns preliminary processing and wholesale distribution.

Jinzhong Yuliang Agriculture Trading Co., Ltd. (“Jinzhong Yuliang”)	The PRC, March 17, 2008	$281,650	100%	Organic and non-organic corns preliminary processing and wholesale distribution.

ECO BUILDING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Reverse Acquisition

On April 27, 2010, the Company entered into a Share Exchange Agreement (“Share Exchange”) under which the Company issued 8,736,932 shares of its common stock, par value $0.001 per share, to Expert Venture Limited (“Expert Venture”), a company organized under the laws of British Virgin Islands, and the other shareholders of City Zone (“the “City Zone Shareholders”).  As a result of the Share Exchange, City Zone has become the Company’s wholly-owned subsidiary and City Zone Shareholders acquired a majority of the Company’s issued and outstanding common stocks.  Concurrent with the Share Exchange, Mr. Jianming Hao (“Mr. Hao”), the managing director of City Zone and all of its operating subsidiaries, has been appointed the Chief Executive Officer of the Company.

As a result, the Share Exchange has been accounted for as a reverse acquisition using the purchase method of accounting, whereby City Zone is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer).  The financial statements before the date of Share Exchange are those of City Zone with the results of the Company being consolidated from the date of Share exchange.  The equity section and earnings per share have been retroactively restated to reflect the reverse acquisition and no goodwill has been recorded.

City Zone was incorporated in the British Virgin Islands on July 27, 2009 under the BVI Business Companies Act, 2004.  In November 2009, pursuant to a restructuring plan set out below, City Zone has become the holding company of a group of companies comprising Most Smart, Shenzhen Redsun, Shenzhen JiRuHai, Beijing Detian Yu, Jinzhong Deyu, Jinzhong Yongcheng, and Jinzhong Yuliang.

Restructuring

In November 2009, pursuant to a restructuring plan (“Restructuring”) intended to ensure compliance with the PRC rules and regulations, City Zone, through a series of acquisitions and wholly-owned subsidiaries, acquired 100% equity interests in Jinzhong Deyu, Jinzheng Yuliang, and Jinzhong Yongcheng.  The former shareholders and key management of Jinzhong Deyu, Jinzhong Yongcheng, and Jinzhong Yuliang became the ultimate controlling parties and key management of City Zone.  This restructuring exercise has been accounted for as a recapitalization of Jinzhong Deyu, Jinzhong Yongcheng, and Jinzhong Yuliang with no adjustment to the historical basis of the assets and liabilities of these companies, while the historical financial positions and results of operations are consolidated as if the restructuring occurred as of the beginning of the earliest period presented in the accompanying consolidated financial statements.  For the purpose of consistent and comparable presentation, the consolidated financial statements have been prepared as if City Zone had been in existence since the beginning of the earliest and throughout the whole periods covered by these consolidated financial statements.

The Company mainly operates in the Shanxi Province, China in the business of bulk purchasing, preliminary processing, product preservation, distribution, and wholesale of organic grains and corns.  Corns are mainly wholesale distributed to agricultural product trading companies.  Grains are distributed through wholesale and through the network of supermarkets with the Company’s own brand names, including “De Yu” and “Shi-Tie” for certified organic grain products.  The Company has established a complete chain of cultivation, seed breeding, research and development, production, marketing, and a nationwide distribution network in China.  The Company currently controls approximately 40,000 acres (or 250,000 mu) of organic farmland, with 120,000-ton storage capacity, and 3 exclusive railroad lines.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with the U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The consolidated balance sheet information as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Form 8-K filed on May 3, 2010.  These interim consolidated financial statements should be read in conjunction with that report.  Certain comparative amounts have been reclassified to conform to the current period's presentation.

The accompanying consolidated financial statements include the financial statements of Eco Building International, Inc. and its wholly-owned subsidiaries.  All material intercompany balances and transactions have been eliminated.

The Company’s functional currency is the Chinese Yuan, or Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”).

On April 27, 2010, as a result of the consummation of the Share Exchange, the Company changed its fiscal year end from May 31 to December 31 to conform to the fiscal year end of City Zone.

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its estimates based on historical experience and various other assumptions and information that are available and believed to be reasonable at the time the estimates are made. Therefore, actual results could differ from those estimates under different assumptions and conditions.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, cash in bank and all highly liquid investments with original maturities of three months or less.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed.  The Company assesses the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves.

ECO BUILDING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Inventories

The Company's inventories are stated at lower of cost or market.  Cost is determined on moving-average basis.  Costs of inventories include purchase and related costs incurred in delivering the products to their present location and condition.  Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions.  Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if valuation allowance is required.

Property, plant, and equipment

Property, plant, and equipment are stated at cost less accumulated depreciation.  Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized.  When property, plant, and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life (in years)
Automobiles	5
Buildings	30
Office equipment	5
Machinery and equipment	10

Construction-in-Progress

Construction-in-progress consists of amounts expended for warehouse construction.  Construction-in-progress is not depreciated until such time as the assets are completed and put into service.  Once warehouse construction is completed, the cost accumulated in construction-in-progress is transferred to property, plant, and equipment.

Long-lived assets

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), "Property, Plant, and Equipment" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis.  ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

ECO BUILDING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Financial assets and liabilities measured at fair value

FASB ASC 820, “Fair Value Measurements” (formerly SFAS No. 157) defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This guidance applies to other accounting pronouncements that require or permit fair value measurements.  On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (ASC 820).  This Staff Position delays the effective date of SFAS No. 157 (ASC 820) for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of SFAS No. 157 (ASC 820) had no effect on the Company's financial position or results of operations.

Revenue recognition

The Company’s revenue recognition policies are in compliance with the SEC Staff Accounting Bulletin No. 104 (“SAB 104”).  The Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured.  The Company recognizes revenue for product sales upon transfer of title to the customer.  Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement.  Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered.  The Company assesses whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded.  The estimates are based on historical sales returns, analysis of credit memo data, and other factors known at the time.  For the three months ended March 31, 2010 and 2009, sales discounts were $374,976 and $223,812, respectively.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the three months ended March 31, 2010 and 2009 were not significant.

Research and development

The Company expenses its research and development costs as incurred.  No research and development costs were recorded for the three months ended March 31, 2010 and 2009.

Stock-based compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period.  For the years ended December 31, 2009 and 2008, no stock-based compensation was issued or recorded.

Income taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.”  ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ECO BUILDING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption had no effect on the Company’s consolidated financial statements.

Foreign currency translation and comprehensive income

U.S. GAAP requires that recognized revenue, expenses, gains and losses be included in net income.  Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  The functional currency of the Company is Renminbi (“RMB”).  The unit of RMB is in Yuan.  Translation gains are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.

Statement of cash flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Recent pronouncements

In July 2009, the FASB’s ASC became the single, official source of authoritative, non-governmental GAAP in the United States.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission (the “SEC”).  This guidance is effective for interim and annual periods ending after September 15, 2009.  The Company adopted the provisions of this guidance for the year ended December 31, 2009.  The Company’s accounting policies were not affected by the conversion to the ASC.  However, references to specific accounting standards have been changed to refer to the appropriate section of the ASC.

ECO BUILDING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued guidance now incorporated in ASC Topic 810 “Consolidation” (formerly SFAS No. 160).  The guidance clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of stockholders’ equity.  The Company does not believe this pronouncement will impact its consolidated financial statements.

In March 2008, the FASB issued guidance now incorporated in ASC Topic 815 “Derivatives and Hedging” (formerly SFAS No. 161).  The guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and the instruments’ effects on an entity’s financial position, financial performance and cash flows.  The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  This pronouncement is related to disclosure and did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued guidance now incorporated in ASC Topic 860 “Transfers and Servicing” (formerly FASB Staff Position (“FSP”) SFAS 140-4 and FASB Interpretation (“FIN”) 46R).  The guidance increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008.  The guidance requires public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  It also requires public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  This pronouncement is related to disclosure only and did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance now incorporated in ASC Topic 825 “Financial Instruments” (formerly FSP SFAS 107-1).  The guidance requires that the fair value disclosures required for financial instruments be included in interim financial statements.  In addition, the guidance requires public companies to disclose the method and significant assumptions used to estimate the fair value of those financial instruments and to discuss any changes of method or assumptions, if any, during the reporting period.  The guidance was effective for the Company’s year ended December 31, 2009.  This pronouncement is related to disclosure only and did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance now incorporated in ASC Topic 855 “Subsequent Events” (formerly SFAS No. 165).  This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued.  Among other items, the guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  It is effective for interim and annual periods ending after June 15, 2009.  There was no material impact upon the adoption of this standard on the Company’s financial statements.

In June 2009, the FASB issued guidance now incorporated in ASC Topic 810 “Consolidation” (formerly SFAS No. 167) amending the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requiring enhanced disclosures to provide more information about a company’s involvement in a variable interest entity.  This guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  The Company does not believe this pronouncement will impact its financial statements.

NOTE 3.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31, 2010	December 31, 2009
Accounts receivable	$4,508,203	$4,200,749
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$4,508,203	$4,200,749

ECO BUILDING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	INVENTORY

Inventory consisted of the following:

	March 31, 2010	December 31, 2009
Raw materials – grains	$1,173,080	$1,323,848
Raw materials – corns	2,042,280	-
Finished goods – grains	435,327	412,995
Finished goods – corns	10,435,731	6,496,917
Total	$14,086,418	$8,233,760

NOTE 5.	PREPAID EXPENSES

Prepaid expenses consisted of the following:

	March 31, 2010	December 31, 2009
Prepayment for equipment	$-	$600,653
Deductible value-added taxes (VAT)	1,020,297	442,646
Prepaid rent	113,296	60,773
Total	$1,133,593	$1,104,072

NOTE 6.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	March 31, 2010	December 31, 2009
Automobiles	$495,290	$495,282
Buildings	1,529,057	1,529,035
Office equipment	247,226	163,177
Machinery and equipment	2,500,242	1,648,748
Total cost	4,771,815	3,836,242
Less: Accumulated depreciation	(976,788)	(896,767)
Property, plant, and equipment, net	$3,795,027	$2,939,475

The buildings owned by the Company located in Jinzhong, Shanxi Province, China are used for production, warehouse, and offices for the grains business.  The building structure is mainly constructed of light steels and bricks.  For the year ended December, 31 2009, the Company observed a significant decrease in the construction cost of such property structure during its annual impairment testing of long-lived assets.  While future estimated operating results and cash flows are considered, the Company eventually employed the quoted replacement cost of the buildings as comparable market data.  As a result of this analysis, the Company concluded that the carrying amount of the buildings exceeded their appraised fair value, and recorded an impairment of $556,312 for the year ended December 31, 2009 and recorded as operating expense.

ECO BUILDING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expenses for the three month periods ended March 31, 2010 and 2009 was $79,993 and $73,657, respectively.  As of March 31, 2010 and December 31, 2009, $631,428 and $631,419 of machinery and equipment were pledged as collateral for short-term bank loans, respectively (see Note 9).

NOTE 7.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2010	December 31, 2009
Right to use land	$74,716	$74,715
Less: Accumulated depreciation	(74,716)	(74,715)
Intangible assets, net	$-	$-

According to government regulations of the People’s Republic of China (“PRC”), the PRC Government owns all land.  The Company leases and obtains the certificate of right to use the industrial land of 11,667 square meters with the PRC Government in Jingzhong, Shanxi Province where Jinzhong Deyu’s buildings and production facility are located at.  The term of the right is four to five years and renewed upon expiration.  The right was fully amortized as of March 31, 2010 and December 31, 2009, using the straight-line method.  The current term of the right is for the period from March 14, 2007 to March 14, 2011.  Amortization expense recorded for the three months ended March 31, 2010 and 2009 was $0.

As of March 31, 2010 and December 31, 2009, the right to use land was pledged as collateral for short-term bank loans (see Note 9).

NOTE 8.	OTHER ASSETS

Other assets consisted of timber, timberland, and farmland in the amount of $1,506,924 and $1,506,902 as of March 31, 2010 and December 31, 2009, respectively.  According to government regulations of the People’s Republic of China (“PRC”), the PRC Government owns timberland and farmland.  The Company leases and obtains the certificate of right to use farmland of approximately 1,605 acres (or 10,032 mu) for the period from August 2005 to December 2031.  For the same farmland, the Company obtains the certificate of the right to timber and 896 acres (or 5,600 mu) of timberland for the period from August 2006 to August 2028.  Timber mainly includes pine trees and poplar trees.

These timber, timberland, and farmland were not for operating use or intended for sale.  Based on management’s assessment, there was no impairment for the three months ended March 31, 2010 and 2009.

NOTE 9.	SHORT-TERM LOAN

Short-term loan consisted of the following:
	March 31, 2010	December 31, 2009
Bank loan payable to Jinzhong Economic Development District Rural Credit Union, bearing interest at 12.204% per annum and due February 1, 2011. The use of proceeds from the loan is restricted for purchase of raw materials. Jinzhong Deyu provided guarantees on the loan.	$1,245,275	$-

Bank loan payable to Shanxi Province Rural Credit Union, bearing interest at 10.98% per annum and due January 13, 2011. The use of proceeds from the loan is restricted for purchase of corns. Jinzhong Deyu and Jinzhong Yuliang provided guarantees on the loan for a period of two years starting from January 13, 2011.	1,245,275	-

Loan payable to Hangzhou TianCi Investment Management Co., Ltd., an unrelated party. The loan was unsecured, bearing no interest and no due date was specified.	732,515	732,504

Bank loan payable to Shanxi Province Rural Credit Union , bearing interest at 11.592% per annum and due December 8, 2010. The use of proceeds from the loan is restricted for purchase of corns. Jinzhong Deyu and Jinzhong Yongcheng provided guarantees on the loan for a period of two years starting from December 8, 2010.	586,012	-

Bank loan payable to Agricultural Development Bank of China, bearing interest at 5.31% per annum and due June 22, 2010. The loan was collateralized by buildings, machinery and equipment, and right to use land. The use of proceeds from the loan was restricted for purchase of grains.	175,804	175,801

Bank loan payable to Shanxi Province Rural Credit Union, bearing interest at 9.756% per annum and due February 15, 2010. The loan was obtained by Jinzhong Yongcheng and guaranteed by Jinzhong Yuliang, and the use of proceeds from the loan was restricted for purchase of corns. The loan was paid off in February 2010.	-	673,904

Bank loan payable to Agricultural Development Bank of China, bearing interest at 5.31% per annum and due March 26, 2010. The loan was collateralized by buildings, machinery and equipment, and right to use land. The use of proceeds from the loan was restricted for purchase of grains.	-	219,751

Total	$3,984,881	$1,801,960

ECO BUILDING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2010	December 31, 2009
Accrued payroll	$50,887	$45,278
Accrued interest	11,508	-
Accrued VAT and other taxes	1,710	71,690
Others	134	-
Total	$64,239	$116,968

NOTE 11.	INCOME TAXES

People’s Republic of China (PRC)

Under the Enterprise Income Tax (“EIT”) Law of the PRC, the standard EIT rate is 25%.  The PRC subsidiaries of the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.  According to the Tax Pronouncement [2008] No. 149 issued by the State Administration of Tax of the PRC, the preliminary processing industry of agricultural products is entitled to EIT exemption starting January 1, 2008.  The Company’s three primary operating entities, including Jinzhong Deyu, Jinzhong Yongcheng, and Jinzhong Yuliang are subject to the EIT exemption.

The provision for income taxes from continuing operations on income consists of the following for the three months ended March 31, 2010 and 2009:

	2010	2009

Income tax expense – current	$-	$-
Income tax benefit – deferred	-	-
Total income tax expense	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate for the three months ended March 31, 2010 and 2009:

	2010	2009
U.S. statutory corporate income tax rate	34%	34%
PRC tax rate difference	(9%)	(9%)
Effect of tax exemption	(25%)	(25%)
Effective tax rate	-	-

ECO BUILDING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.	RELATED PARTY TRANSACTIONS

Due to related parties

	March 31, 2010	December 31, 2009
Advances from -
Mr. Jianming Hao	$300,334	$84,120
Mr. Junde Zhang	-	61,530
Total	$300,334	$145,650

Mr. Jianming Hao is the Chief Executive Officer and Managing Director of the Company.  Mr. Junde Zhang and Mr. Yongqing Ren are Vice Presidents and Directors of the Company.  Those advances as of March 31, 2010 and December 31, 2009 were unsecured, bearing no interest, and no due date was specified.

NOTE 13.	CONCENTRATION OF CREDIT RISK

As of March 31, 2010 and December 31, 2009, all of the Company’s cash balances in bank were maintained within the PRC where no rule or regulation currently in place to provide obligatory insurance for bank deposits in the event of bank failure.  However, the Company has not experienced any losses in such accounts and believes it is not exposed to such risks on its cash balances in bank.

For the three month periods ended March 31, 2010 and 2009, all of the Company’s sales were generated in the PRC.  In addition, all accounts receivable as of March 31, 2010 and December 31, 2009 were due from customers located in the PRC.

For the three month periods ended March 31, 2010 and 2009, one customer accounted for 33% and 49% of the Company’s gross revenue, respectively, and no other single customer accounted for greater than 10%.  As of March 31, 2010 and 2009, the same customer accounted for 22% and 5% of the Company’s accounts receivable, respectively.

NOTE 14.	COMMITMENTS AND CONTINGENCIES

The Company leases railroad lines, warehouses, and offices under operating leases.  Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

Operating Leases
As of March 31,
2011	$114,308
2012	100,347
2013	96,236
2014	95,797
2015	95,797
Thereafter	1,203,317
$1,705,802

ECO BUILDING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.	SUBSEQUENT EVENTS

Reverse Acquisition and Private Placement

On April 27, 2010, the Company completed the acquisition of City Zone by means of a share exchange.  Simultaneously with the acquisition, the Company completed a $8,211,143 private placement of its securities to accredited investors at $4.40 per unit, with each “Unit” consisting of one share of Series A Convertible Preferred Stock, and a warrant to purchase 0.4 shares of common stock with an exercise price of $5.06 per share.

On April 27, 2010, the (“Closing Date”), the Company entered into a Share Exchange Agreement (“Exchange Agreement”) by and among (i) City Zone, (ii) City Zone’s shareholders, (iii) the Company, and (iv) the principal stockholders of the Company.  Pursuant to the terms of the Exchange Agreement, Expert Venture Limited, a company organized under the laws of the British Virgin Islands (“Expert Venture”) and the other City Zone shareholders will transfer to the Company all of the shares of City Zone in exchange for the issuance of 8,736,932 shares of the common stock of the Company as set forth in the Exchange Agreement, so that Expert and other minority shareholders of City Zone shall own at least a majority of the Company outstanding shares (the “Share Exchange”).  As a result of the Share Exchange, City Zone became a wholly-owned subsidiary of the Company.

The directors of the Company approved the Exchange Agreement and the transactions contemplated thereby.  The directors of City Zone also approved the Exchange Agreement and the transactions contemplated thereby.

As a result of the Exchange Agreement, the Company acquired 100% of the processing and production operations of City Zone, the business and operations of which now constitutes the primary business and operations of the Company.  Specifically, as a result of the Exchange Agreement on April 27, 2010:

•
The Company acquired and now owns 100% of the issued and outstanding shares of capital stock of City Zone, the British Virgin Islands holding company which owns and controls the Deyu agricultural business, making City Zone a wholly-owned subsidiary of the Company;

•	The Company issued 8,736,932 shares of its common stock to the City Zone Shareholders;

•
The ownership position of the shareholders of the Company who were holders of common stock immediately prior to the Exchange Agreement changed from 100% to 9.5% (fully diluted) of the Company’s outstanding shares; and

•	City Zone Shareholders were issued common stock of the Company constituting approximately 65.71% of the fully diluted outstanding shares of the Company.

Immediately after the Share Exchange, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”) for the issuance and sale in a private placement of Units, consisting of, 1,866,174 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Investor Shares”) and Series A warrants to purchase up to 746,470 shares of the Company’s Common Stock (the “Warrants”), for aggregate gross proceeds of $8,211,143 (the “Private Placement”).  In connection with the Private Placement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, in which the Company agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for resale the Investor Shares, within 60 calendar days of the Closing Date of the Private Placement, and use the Company’s best efforts to have the registration statement declared effective within 150 calendar days of the Closing Date of the Private Placement.  The Company will pay monthly liquidated damages in cash to each Investor of 0.5% of the dollar amount of the purchase price of the Investor Shares, on a pro rata basis, for each 30 day period the Registration Statement is not declared effective, up to a maximum of 8% of the purchase price.  However, no liquidated damages shall be paid with respect to any shares that the Company is not permitted to include in the Registration Statement due to the SEC’s application of Rule 415.

ECO BUILDING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Private Placement, Maxim Group, LLC acted as our financial advisor and placement agent (the “Placement Agent”).  Maxim received a cash fee equal to 6.5% of the gross proceeds of the Private Placement.  Maxim also received warrants to purchase 113,636 shares of our Common Stock at a price per share of $5.06 (the “Warrants”).  Pursuant to the Original Placement Agreement entered into by Detian Yu on January 27, 2010 with the Placement Agent (the “Original Placement Agreement”), the Company is engaging the Placement Agent as the exclusive agent to sell the Units in this Offering on a “commercially reasonable efforts basis.”  The Placement Agent will receive cash commissions equal to 7% of the gross proceeds received by the Company in connection with an equity financing and a cash corporate finance fee equally to 1% of the gross proceeds raised by the Company in the Offering, payable at the time of each Closing; five (5) year warrants to purchase that number of Series A Preferred Shares and Shares equal to 5% of the aggregate number of Series A Preferred Shares and Shares underlying the Units issued pursuant to this Offering; and a non-refundable cash retainer (or restricted shares) of $25,000 payable upon the execution of the retainer agreement.  The Company also agreed to pay for all of the reasonable expenses the Placement Agent incurs in connection with the Offering.

On May 10, 2010, the Company closed on the second and final round (the “Final Closing”) of the private placement offering (the “Offering”) previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2010 (the “May 3rd 8-K”).  Through the sale of 589,689 Units comprised of (i) 589,689 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Shares”) and (ii) 235,882 five year warrants (the “Warrants”) with an exercise price of $5.06 per share, to certain accredited investors (the “Investors”) for total proceeds of $2,594,607 to the Company.

The Company raised an aggregate amount of $10,805,750 in the Offering.  As of the Final Closing, the Company had 9,999,999 shares of common stock issued and outstanding.  In connection with the offering, the Company issued a total of 2,455,863 shares of Series A Convertible Preferred Shares and 982,362 warrants to the investors.  Additionally, the Placement Agent received 122,794 warrants.

Series A Convertible Preferred Stock

The holders of the Series A Convertible Preferred Shares will receive cumulative dividends in preference to the holders of Common Stock at an annual rate of 5% of the applicable per Series A Preferred Share original purchase price.  Upon any liquidation, dissolution or winding up of the Company, the holders of Series A Convertible Preferred Shares will be entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $4.40 per share (the amount, the “Liquidation Preference Amount”), before any payment shall be made or any assets distributed to the holders of the Common Stock (the “Liquidation Preference”).  Each holder of Series A Preferred Shares will have the right, at the option of the holder at any time on or after the issuance of the Series A Preferred Shares, without the payment of additional consideration, to convert the Series A Preferred Shares into a number of fully paid and nonassessable shares of Common Stock equal to: (i) the Liquidation Preference Amount of such shares divided by (ii) the conversion price in effect as of the date of the conversion.  For a period of two (2) years following the issuance of the Series A Preferred Shares, the conversion price of Series A Preferred Shares will be subject to adjustment for issuances of Common Stock (or securities convertible or exchangeable into shares of Common Stock) at a purchase price less than the conversion price of the Series A Preferred Shares.

ECO BUILDING INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Series A Warrants

The Series A Warrants:

(a)	entitle the holder to purchase 0.4 shares of Common Stock;
(b)	are exercisable any time after the Closing Date and expire on the date that is five years following the original issuance date of the Series A Warrants;
(c)	are exercisable, in whole or in part, at an exercise price of $5.06 per share of Common Stock (the “Warrant Price”); and
(d)
are exercisable only for cash (except that there will be a cashless exercise option if (i) the Per Share Market Value of one share of Common Stock is greater than the Warrant Price (at the date of calculation) and (ii) a registration statement under the Securities Act providing for the resale of the Common Stock issuable upon exercise of Warrant Shares is not in effect, in lieu of exercising this Warrant by payment of cash).

Make Good Escrow Agreement

The Company also entered into a make good escrow agreement with the Investors (the “Securities Escrow Agreement”), pursuant to which the City Zone Shareholders placed a number of shares of Common Stock equal to 100% of the number of shares of Common Stock underlying the Investor Shares, which are initially convertible into 1,866,174 shares of Common Stock (the “Escrow Shares”) in an escrow account.  The Escrow Shares are being held as security in the event the Company does not achieve $11 million in audited net income for the fiscal year 2010 (the “2010 Performance Threshold”) and $15 million in audited net income for the fiscal year 2011 (the “2011 Performance Threshold”).  If the Company achieves the 2010 Performance Threshold and the 2011 Performance Threshold, the Escrow Shares will be released back to the City Zone Shareholders.  If either the 2010 Performance Threshold or 2011 Performance Threshold is not achieved, an aggregate number of Escrow Shares (such number to be determined by the formula set forth in the Securities Escrow Agreement) will be distributed to the Investors, based upon the number of Investor Shares (on an as converted basis) purchased in the Private Placement and still beneficially owned by such Investor, or such successor, assign or transferee, at such time.  If any Investor transfers Investor Shares purchased pursuant to the Purchase Agreement, the rights to the Escrow Shares shall similarly transfer to such transferee, with no further action required by the Investor, the transferee or the Company.

Lock-Up Agreement

The Company also entered into a lock-up agreement with the Investors (the “Lock-Up Agreement”), pursuant to which the Common Stock owned by the management of City Zone will be locked-up until twelve (12) months after the Closing Date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report.  Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements”. Forward-looking statements may also be made in Eco Building International’s other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents. In addition, from time to time, Eco Building International through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Eco Building International undertakes no obligation to update or revise any forward-looking statements.

Overview

On April 27, 2010, we completed the acquisition of City Zone Holdings Limited, an emerging organic and non-organic agricultural products distributor in the Shanxi Province of the Peoples Republic of China engaged in procuring, processing, marketing and distributing various grain and corn products (“City Zone”), by means of a share exchange (the “Share Exchange”).  As a result of the Share Exchange, City Zone became a wholly-owned subsidiary of ECBI and ECBI is a holding company. Simultaneously with the acquisition, the Company completed a USD $8,211,165.60 private placement of its securities to accredited investors at $4.40 per unit, with each “Unit” consisting of one share of Series A Convertible Preferred Stock, and a warrant to purchase 0.4 shares of common stock with an exercise price of $5.06 per share.

On May 10, 2010, the Company closed on the second and final round of the private placement offering as disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2010 through the sale of 589,689 Units comprised of 589,689 shares of the Company’s Series A Convertible Preferred Stock and 235,882 five year warrants with an exercise price of $5.06 per share, to certain accredited investors for total proceeds of $2,594,606.40 to the Company. The Company raised an aggregate amount of $10,805,705 in the two rounds of offerings.

Our principal office is located at Tower B, Jinshang International Building, 7th Floor, Yinbing West Street, Jinzhong City, Shanxi Province, China.  Our main office for international correspondence is located at Unit 106, Tern Centre, Tower II, 251 Queen’s Road, Central, Hong Kong, People’s Republic of China. Our telephone number is (086) 13828824414. Our common stock is quoted on the OTC Bulletin Board under the trading symbol “ECBI.”

Additionally, as a result of the Share Exchange, we changed our fiscal year to December 31.

For a more detailed description of the Share Exchange and related transactions, the information contained in the Current Report on Form 8-k filed on May 3, 2010 is referred to and incorporated herein by reference.

Description of Business

Operating through our wholly-owned subsidiaries, Jinzhong Deyu Agriculture Trading Co. Limited (“Deyu Agriculture”), Jinzhong Yongcheng Agriculture Trading Co. Limited (“Yongcheng”), and Jinzhong Yuliang Agriculture Trading Co. Limited (“Yuliang”), we are an emerging organic and non-organic agricultural products distributor in the Shanxi province of the People’s Republic of China engaged in procuring, processing, marketing and distributing various grain and corn products. Deyu Agriculture focuses on processing and distributing grain products. Yongcheng and Yuliang focus on distributing corn and corn byproducts.

●
Grain Products –Deyu Agriculture procures and distributes grain products including millet, green beans, soy beans, black rice, and whole wheat flour. Deyu Agriculture acquires unprocessed grains and performs premilinary value-added processes to the grains such as peeling, cleaning, grinding and packaging. The majority of our finished products are then sold directly to supermarkets and grain wholesalers. Deyu Agriculture is the only company in the Shanxi province to have a portion of its products certified as “Organic” by the China Organic Food Certification Center. The certification is effective from December 31, 2009 to December 20, 2010.

●
Corn –Yongcheng and Yuliang process and distribute corn and corn byproducts. Yongcheng and Yuliang acquire unprocessed corn and perform preliminary value-added processes such as cleaning, drying, and packaging.

Results of Operation

	For The Three Months
	Ended March 31,
	2010	2009	Change	%

Net revenue	$14,447,282	$6,872,918	$7,574,364	110%

Cost of goods sold	(10,936,119)	(5,134,597)	(5,801,522)	113%

Gross Profit	3,511,163	1,738,321	1,772,842	102%

Selling expenses	(621,714)	(338,799)	(282,915)	84%
General and administrative expenses	(261,911)	(85,126)	(176,784)	208%
Total Operating Expense	(883,625)	(423,925)	(459,700)	108%

Operating income	2,627,538	1,314,396	1,313,142	100%

Interest income	912	293	619	211%
Interest expense	(61,537)	(18,972)	(42,565)	224%
Total Other Expense	(60,625)	(18,679)	(41,946)	225%

Income before income taxes	2,566,913	1,295,717	1,271,196	98%

Provision for income taxes	-	-	-

Net income	$2,566,913	$1,295,717	1,271,196	98%

Net Revenue: Our sales for the quarter ended March 31, 2010 were $14,447,282, compared to sales of $6,872,918 for the quarter ended March 31, 2009, an increase of 110%.

Cost of Goods Sold: Cost of goods sold was $10,936,119 for the quarter ended March 31, 2010, compared to cost of sales of $5,134,597 for the quarter ended March 31, 2009, an increase of 113%.

Gross Profit: Gross profits for the quarter ended March 31, 2010 was $3,511,163 compared to gross profits of $1,738,321 for the comparable period in 2009, an increase of 102%.

Operating Expenses: Operating expenses, including selling expenses and general and administrative expenses were $883,625 for the quarter ended March 31, 2010 as compared to $423,925 for the comparable period in 2009, an increase of $459,700, or 108%.

Interest Expense: Interest expense for the quarter ended March 31, 2010 was $61,537 compared to interest expense of $18,972 for the comparable period in 2009, an increase of 42,565, or 224%.

Net Income: Net Income for the quarter ended March 31, 2010 was $2,566,913 compared to $1,295,717 for the quarter ended March 31, 2009, an increase of $1,271,196, or 98%.

Liquidity and Capital Resources

During the first quarter ended March 31, 2010, the Company had a net decrease in cash of $2,286,981 as compared to a net increase of $578,058 for the first quarter ended March 31, 2009.  The Company’s principal sources and uses of funds were as follows:

•
Cash used in operating activities.  The Company used $3,688,376 in cash for operating activities for the first quarter ended March 31, 2010, as compared to $6,437,147 in the first quarter ended March 31, 2009.  The decrease in cash used for operating activities is primarily attributed to decrease in accounts receivable while net income increased from $1,295,717 for the quarter ended March 31, 2009 to $2,566,912 for the current quarter.

•
Cash used in investing activities.  The Company used $935,339 in cash for investing activities for the first quarter ended March 31, 2010, as compared to $350,148 in the first quarter ended March 31, 2009.  The increase in cash used for operating activities is primarily attributed to increase in purchase of machinery and equipment during the current quarter.

•
Cash provided by financing activities.  The Company generated $2,337,131 from financing activities for the first quarter ended March 31, 2010, as compared to $7,365,589 in the first quarter ended March 31, 2009.  All such financing activity generation was as a result of net proceeds from short-term borrowings from banks and related parties.

There was no significant impact on the Company’s operations as a result of inflation for the first quarter ended March 31, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its estimates based on historical experience and various other assumptions and information that are available and believed to be reasonable at the time the estimates are made. Therefore, actual results could differ from those estimates under different assumptions and conditions.

Long-lived assets

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), "Property, Plant, and Equipment" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis.  ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Financial assets and liabilities measured at fair value

FASB ASC 820, “Fair Value Measurements” (formerly SFAS No. 157) defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This guidance applies to other accounting pronouncements that require or permit fair value measurements.  On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (ASC 820).  This Staff Position delays the effective date of SFAS No. 157 (ASC 820) for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of SFAS No. 157 (ASC 820) had no effect on the Company's financial position or results of operations.

Revenue recognition

The Company’s revenue recognition policies are in compliance with the SEC Staff Accounting Bulletin No. 104 (“SAB 104”).  The Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured.  The Company recognizes revenue for product sales upon transfer of title to the customer.  Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement.  Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered.  The Company assesses whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded.  The estimates are based on historical sales returns, analysis of credit memo data, and other factors known at the time.  For the three months ended March 31, 2010 and 2009, sales discounts were $374,976 and $223,812, respectively.

Income taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.”  ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption had no effect on the Company’s consolidated financial statements.

Foreign currency translation and comprehensive income

U.S. GAAP requires that recognized revenue, expenses, gains and losses be included in net income.  Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  The functional currency of the Company is Renminbi (“RMB”).  The unit of RMB is in Yuan.  Translation gains are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.

Recent Accounting Pronouncements

In July 2009, the FASB’s ASC became the single, official source of authoritative, non-governmental GAAP in the United States.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission (the “SEC”).  This guidance is effective for interim and annual periods ending after September 15, 2009.  The Company adopted the provisions of this guidance for the year ended December 31, 2009.  The Company’s accounting policies were not affected by the conversion to the ASC.  However, references to specific accounting standards have been changed to refer to the appropriate section of the ASC.

In December 2007, the FASB issued guidance now incorporated in ASC Topic 810 “Consolidation” (formerly SFAS No. 160).  The guidance clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of stockholders’ equity.  The Company does not believe this pronouncement will impact its consolidated financial statements.

In March 2008, the FASB issued guidance now incorporated in ASC Topic 815 “Derivatives and Hedging” (formerly SFAS No. 161).  The guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and the instruments’ effects on an entity’s financial position, financial performance and cash flows.  The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  This pronouncement is related to disclosure and did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued guidance now incorporated in ASC Topic 860 “Transfers and Servicing” (formerly FASB Staff Position (“FSP”) SFAS 140-4 and FASB Interpretation (“FIN”) 46R).  The guidance increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008.  The guidance requires public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  It also requires public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  This pronouncement is related to disclosure only and did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance now incorporated in ASC Topic 825 “Financial Instruments” (formerly FSP SFAS 107-1).  The guidance requires that the fair value disclosures required for financial instruments be included in interim financial statements.  In addition, the guidance requires public companies to disclose the method and significant assumptions used to estimate the fair value of those financial instruments and to discuss any changes of method or assumptions, if any, during the reporting period.  The guidance was effective for the Company’s year ended December 31, 2009.  This pronouncement is related to disclosure only and did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance now incorporated in ASC Topic 855 “Subsequent Events” (formerly SFAS No. 165).  This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued.  Among other items, the guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  It is effective for interim and annual periods ending after June 15, 2009.  There was no material impact upon the adoption of this standard on the Company’s financial statements.

In June 2009, the FASB issued guidance now incorporated in ASC Topic 810 “Consolidation” (formerly SFAS No. 167) amending the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requiring enhanced disclosures to provide more information about a company’s involvement in a variable interest entity.  This guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  The Company does not believe this pronouncement will impact its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide this information.

Item 4. Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. At the conclusion of the period ended March 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)       Changes in internal controls. During the period covered by this report, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. To our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or any of our companies or our companies’ subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

During the three months ended March 31, 2010, there were no material changes to the risk factors previously disclosed in our Current Report on Form 8-K filed on May 3, 2010 which included audited consolidated financial statements for the fiscal years ended December 31, 2009 and 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the Share Exchange, on April 27, 2010, the Company issued an aggregate of 8,736,932 shares of Common Stock to the City Zone Shareholders.

On April 27, 2010, immediately after the Share Exchange, the Company entered into a securities purchase agreement with certain accredited investors for the issuance and sale in a private placement of units, consisting of, 1,866,174 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share and Series A warrants to purchase up to 746,479 shares of the Company’s Common Stock, for aggregate gross proceeds of approximately USD $8,211,165.60.

On May 10, 2010, the Company closed on the second and final round of the private placement offering previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2010 through the sale of 589,689 Units comprised of 589,689 shares of the Company’s Series A Convertible Preferred Stock and 235,882 five year warrants with an exercise price of $5.06 per share, to certain accredited investors for total proceeds of $2,594,606.40 to the Company. The Company raised an aggregate amount of $10,805,705 in the two rounds of offerings.

The issuance of all the securities described in this Item was exempt from registration under the safe harbor provided by Regulation D Rule 506, Regulation S and Section 4(2) of the Securities Act. The Company made this determination based on the representations of Investors, which included, in pertinent part, that such Investors were either (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the General Rules and Regulations of the Securities Act (“Regulation D”), or (b) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S promulgated under the General Rules and Regulations of the Securities Act, and upon such further representations from the Investors that (a) the Investor was acquiring the Securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the Investor agreed not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the Investor had knowledge and experience in financial and business matters such that he, she or it was capable of evaluating the merits and risks of an investment in the Company, (d) the Investor had access to all of the Company’s documents, records, and books pertaining to their investment in the Securities and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the Offering and to obtain any additional information which the Company possessed or was able to acquire without unreasonable effort and expense, and (e) the Investor had no need for the liquidity in its investment in the Securities and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

31.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant t0 Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO BUILDING INTERNATIONAL, INC.

Date: May 17, 2010	By:	/s/ Jianming Hao
Jianming Hao
Chief Executive Officer and Principal Accounting Officer