Form 10-Q
period 2010-06-30
Deyu Agriculture Corp.
filed 2010-08-16
CIK 1467746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

DEYU AGRICULTURE CORP.
(Exact name of registrant as specified in its charter)

Nevada	333-160476	80-0329825
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

Tower A, Century Centre, Room 808, 8 North Star Road, Beijing, PRC
(Address of principal executive offices)

86-13828824414
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

As of August 16, 2010, there were 9,999,999 shares outstanding of the registrant’s common stock.

Index

DEYU AGRICULTURE CORP.

FORM 10-Q

June 30, 2010

SIGNATURES

i

Index

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” relating to Deyu Agriculture Corp., a Nevada corporation (“we,” “us,” “our,” or the “Company”) within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections.  These “forward looking statements” represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” or the negative or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, competition and our ability to continue our growth strategy, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ii

Index

PART I – FINANCIAL INFORMATION
 Item 1. Financial Statements.

DEYU AGRICULTURE CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

Assets	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$9,572,696	$2,562,501
Restricted Cash	417,688	-
Accounts receivable	6,651,250	4,200,749
Inventory	12,453,734	8,233,760
Other receivable	469,233	28,998
Advance to supplier	403,298	-
Prepaid expenses	2,510,656	1,104,072
Total Current Assets	32,478,555	16,130,080

Property, plant, and equipment, net	4,187,382	2,939,475
Construction-in-progress	4,336,483	3,254,696
Other assets	1,515,181	1,506,902
Intangible assets, net	-	-
Total Assets	$42,517,601	$23,831,153
Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable	$1,531,459	$-
Short-term loan	3,829,950	1,801,960
Accrued expenses	224,086	116,968
Due to related parties	106,888	145,650
Construction payable	20,979	-
Other current liabilities	253,385	68,339
Total Current Liabilities	5,966,747	2,132,917

Stockholders' Equity
Series A Preferred Stock, $.001 par value, 10,000,000 shares authorized,
2,455,863 and 0 shares outstanding, respectively	8,228,677	-
Common stock, $.001 par value; 75,000,000 shares authorized,
9,999,999 and 4,930,000 shares issued and outstanding, respectively	9,999	4,930
Additional paid-in capital	10,702,075	9,685,698
Other comprehensive income	358,444	202,140
Retained earnings	17,251,659	11,805,468
Total Stockholders' Equity	36,550,854	21,698,236
Total Liabilities and Stockholders' Equity	$42,517,601	$23,831,153
The accompanying notes are an integral part of these consolidated financial statements.

Index

DEYU AGRICULTURE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Net revenue	$18,468,570	$7,728,761	$32,915,852	$14,601,679

Cost of goods sold	(13,722,057)	(5,711,577)	(24,658,176)	(10,846,173)

Gross Profit	4,746,513	2,017,184	8,257,676	3,755,505

Selling expenses	(975,947)	(313,904)	(1,597,661)	(652,703)
General and administrative expenses	(709,288)	(85,301)	(971,199)	(170,427)
Total Operating Expense	(1,685,235)	(399,205)	(2,568,860)	(823,130)

Operating income	3,061,278	1,617,979	5,688,816	2,932,375

Interest income	2,553	1,976	3,465	2,269
Interest expense	(91,054)	(19,560)	(152,591)	(38,532)
Total Other Expense	(88,501)	(17,584)	(149,126)	(36,263)

Income before income taxes	2,972,777	1,600,395	5,539,690	2,896,113
Provision for income taxes	-	-	-	-
Net income	2,972,777	1,600,395	5,539,690	2,896,113
Preferred stock dividends	(96,051)	-	(96,051)	-
Net income available to common stockholders	$2,876,726	$1,600,395	$5,443,639	$2,896,113

Net income per common share - basic	$0.35	$0.32	$0.82	$0.59

Net income per common share - diluted	$0.29	$0.32	$0.74	$0.59

Weighted average number of common shares outstanding - basic	8,551,428	4,930,000	6,750,718	4,930,000

Weighted average number of common shares outstanding - diluted	10,106,763	4,930,000	7,532,682	4,930,000

Index

DEYU AGRICULTURE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income available to common stockholders	$5,443,639	$2,896,113
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation & amortization	191,086	146,180
Reserve for sales discount	389,773	438,847
Preferred stock dividends declared	96,051	-
Increase in current assets:
Accounts receivable	(2,800,806)	(2,871,209)
Inventories	(4,146,551)	(4,171,110)
Prepaid expense and other current assets	(2,228,742)	(482,092)
Increase in liabilities:
Accounts payable	1,521,121	-
Accrued expense and other liabilities	190,287	33,461
Net cash used in operating activities	(1,344,142)	(4,009,810)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of machinery and equipment	(1,414,526)	(484,418)
Construction of warehouse	(1,035,884)	-
Net cash used in investing activities	(2,450,411)	(484,418)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term loans from bank	2,004,465	394,962
Net (repayments of) proceeds from short-term loans from related parties	(39,296)	7,204,678
Net proceeds of short-term loans from others	3,490	-
Proceeds from capital contributions	-	263,308
Release of restricted cash related to private placement	5,312	-
Proceeds from private placement, net of restricted cash held in escrow	8,766,651	-
Net cash provided by financing activities	10,740,623	7,862,948

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	64,128	1,072

NET INCREASE IN CASH & CASH EQUIVALENTS	7,010,195	3,369,792

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	2,562,501	332,409

CASH & CASH EQUIVALENTS, ENDING BALANCE	$9,572,696	$3,702,201

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$152,591	$38,967
The accompanying notes are an integral part of these consolidated financial statements.

Index

DEYU AGRICULTURE CORP. AND SUBSIDIARIES
(formerly known as Eco Building International, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PREPARATION

Eco Building International, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated under the laws of the State of Nevada on December 23, 2008.  We completed the acquisition of City Zone Holdings Limited (“City Zone”), an agricultural products distributor in the Shanxi Province of the Peoples Republic of China (the “PRC”) engaged in procuring, processing, marketing, and distributing various grain and corn products, by means of a share exchange, effective April 27, 2010.  As a result of the share exchange, City Zone became our wholly-owned subsidiary.  We currently conduct our business primarily through three operating PRC subsidiaries, including Jinzhong Deyu Agriculture Trading Co., Ltd. (“Jinzhong Deyu”), Jinzhong Yuliang Agriculture Trading Co., Ltd. (“Jinzhong Yuliang”), and Jinzhong Yongcheng Agriculture Trading Co., Ltd. (“Jinzhong Yongcheng”).

On May 19, 2010, we filed with the Secretary of State for the State of Nevada a Certificate of Amendment to our Articles of Incorporation changing our name from “Eco Building International, Inc.” to “Deyu Agriculture Corp.” FINRA declared the name change effective on June 2, 2010.

Details of our subsidiaries are as follows:

Name of Subsidiary	Domicile and Date of Incorporation	Registered Capital	Percentage of Ownership	Principal Activities
City Zone Holdings Limited (“City Zone”)	British Virgin Islands, July 27, 2009	$20,283,581	100%	Holding company of Most Smart

Most Smart International Limited (“Most Smart”)	Hong Kong, March 11, 2009	$1	100%	Holding company of Shenzhen Redsun

Redsun Technology (Shenzhen) Co., Ltd. (“Shenzhen Redsun”)	The PRC, August 20, 2009	$30,000	100%	Holding company of Shenzhen JiRuHai

Shenzhen JiRuHai Technology Co., Ltd. (“Shenzhen JiRuHai”)	The PRC, August 20, 2009	$14,638	100%	Holding company of Beijing Detian Yu

Detian Yu Biotechnology (Beijing) Co., Ltd. (“Detian Yu”)	The PRC, November 30, 2006	$7,637,723	100%	Wholesale distribution of packaged food products. Holding company of the following three entities.

Jinzhong Deyu Agriculture Trading Co., Ltd. (“Jinzhong Deyu”)	The PRC, April 22, 2004	$1,492,622	100%	Organic and non-organic grains preliminary processing and wholesale distribution.

Jinzhong Yongcheng Agriculture Trading Co., Ltd. (“Jinzhong Yongcheng”)	The PRC, May 30, 2006	$288,334	100%	Organic and non-organic corns preliminary processing and wholesale distribution.

Jinzhong Yuliang Agriculture Trading Co., Ltd. (“Jinzhong Yuliang”)	The PRC, March 17, 2008	$281,650	100%	Organic and non-organic corns preliminary processing and wholesale distribution.

Index

DEYU AGRICULTURE CORP. AND SUBSIDIARIES
(formerly known as Eco Building International, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Reverse Acquisition and Private Placement

On April 27, 2010, we completed the acquisition of City Zone by means of a share exchange.  Simultaneously with the acquisition, we completed a private placement for gross proceeds of $8,211,166 from the sale of our securities to accredited investors at $4.40 per unit, with each “Unit” consisting of one share of Series A Convertible Preferred Stock, and a warrant to purchase 0.4 shares of common stock with an exercise price of $5.06 per share.

On April 27, 2010, the (the “Closing Date”), we entered into a Share Exchange Agreement (“Exchange Agreement”) by and among (i) City Zone, (ii) City Zone’s shareholders, (iii) us, and (iv) our principal stockholders.  Pursuant to the terms of the Exchange Agreement, Expert Venture Limited, a company organized under the laws of the British Virgin Islands (“Expert Venture”) and the other City Zone shareholders will transfer to us all of the shares of City Zone in exchange for the issuance of 8,736,932 shares of our common stock as set forth in the Exchange Agreement, so that Expert Venture and other minority shareholders of City Zone shall own at least a majority of our outstanding shares (the “Share Exchange”).  As a result of the Share Exchange, City Zone became our wholly-owned subsidiary.

Our directors approved the Exchange Agreement and the transactions contemplated thereby.  The directors of City Zone also approved the Exchange Agreement and the transactions contemplated thereby.

As a result of the Exchange Agreement, we acquired 100% of the processing and production operations of City Zone, the business and operations of which now constitutes our primary business and operations.  Specifically, as a result of the Exchange Agreement on April 27, 2010:

●
We acquired and now own 100% of the issued and outstanding shares of capital stock of City Zone, the British Virgin Islands holding company which owns and controls the Deyu agricultural business, making City Zone our wholly-owned subsidiary;

●	We issued 8,736,932 shares of our common stock to the City Zone Shareholders;

●	The ownership position of our shareholders who were holders of common stock immediately prior to the Exchange Agreement changed from 100% to 9.5% (fully diluted) of our outstanding shares; and

●	City Zone Shareholders were issued our common stock constituting approximately 65.71% of our fully diluted outstanding shares.

Immediately after the Share Exchange, we entered into a securities purchase agreement (the “Purchase Agreement,” in such form as attached hereto as Exhibit 10.1) with certain accredited investors (the “Investors”) for the issuance and sale in a private placement of Units, consisting of, 1,866,174 shares of our Series A Convertible Preferred Stock, par value $0.001 per share (the “Investor Shares”) and Series A warrants to purchase up to 746,470 shares of our Common Stock (the “Warrants”), for aggregate gross proceeds of $8,211,166 (the “Private Placement”).  In connection with the Private Placement, we also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, in which we agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for resale the Investor Shares, within 60 calendar days of the Closing Date of the Private Placement, and use our best efforts to have the Registration Statement declared effective within 180 calendar days of the Closing Date of the Private Placement.  We will pay monthly liquidated damages in cash to each Investor of 0.5% of the dollar amount of the purchase price of the Investor Shares, on a pro rata basis, for each 30 day period the Registration Statement is not declared effective, up to a maximum of 8% of the purchase price.  However, no liquidated damages shall be paid with respect to any shares that we are not permitted to include in the Registration Statement due to the SEC’s application of Rule 415.

In connection with the Private Placement, Maxim Group, LLC acted as our financial advisor and placement agent (the “Placement Agent”).  Maxim received a cash fee equal to 7% of the gross proceeds of the Private Placement.  Maxim also received warrants to purchase 171,911 shares of our Common Stock at a price per share of $5.06 (the “Warrants”).  Pursuant to the Original Placement Agreement entered into by Detian Yu on January 27, 2010 with the Placement Agent (the “Original Placement Agreement”), we engaged the Placement Agent to act as the exclusive agent to sell the Units in this Offering on a “commercially reasonable efforts basis.”  The Placement Agent received cash fees equal to 7% of our gross proceeds received in connection with an equity financing and a cash corporate finance fee equally to 1% of our gross proceeds raised in the Offering, payable at the time of each Closing; five (5) year warrants to purchase that number of Series A Preferred Shares and Shares equal to 5% of the aggregate number of Series A Preferred Shares and Shares underlying the Units issued pursuant to this Offering; and a non-refundable cash retainer (or restricted shares) of $25,000 payable upon the execution of the retainer agreement.  We also agreed to pay for all of the reasonable expenses the Placement Agent incurs in connection with the Offering.

Index

On May 10, 2010, we closed on the second and final round (the “Final Closing”) of the private placement offering (the “Offering”) previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2010 (the “May 3rd 8-K”).  Through the sale of 589,689 Units comprised of (i) 589,689 shares of our Series A Convertible Preferred Stock (the “Series A Preferred Shares”) and (ii) 235,882 five year warrants (the “Warrants”) with an exercise price of $5.06 per share, to certain accredited investors (the “Investors”) for total gross proceeds of $2,594,607.

We raised an aggregate amount of $10,805,750 in the Offering.  As of the Final Closing, we had 9,999,999 shares of common stock issued and outstanding.  In connection with the offering, we issued a total of 2,455,863 shares of Series A Convertible Preferred Shares and 982,362 warrants to the investors.  Additionally, the Placement Agent received 171,911 warrants.

Series A Convertible Preferred Stock

The holders of the Series A Convertible Preferred Shares will receive cumulative dividends in preference to the holders of Common Stock at an annual rate of 5% of the applicable per Series A Preferred Share original purchase price.  Upon any liquidation, dissolution or winding up, the holders of Series A Convertible Preferred Shares will be entitled to receive, out of our assets available for distribution to its stockholders, an amount equal to $4.40 per share (the amount, the “Liquidation Preference Amount”), before any payment shall be made or any assets distributed to the holders of the Common Stock (the “Liquidation Preference”).  Each holder of Series A Preferred Shares will have the right, at the option of the holder at any time on or after the issuance of the Series A Preferred Shares, without the payment of additional consideration, to convert the Series A Preferred Shares into a number of fully paid and nonassessable shares of Common Stock equal to: (i) the Liquidation Preference Amount of such shares divided by (ii) the conversion price in effect as of the date of the conversion.  For a period of two (2) years following the issuance of the Series A Preferred Shares, the conversion price of Series A Preferred Shares will be subject to adjustment for issuances of Common Stock (or securities convertible or exchangeable into shares of Common Stock) at a purchase price less than the conversion price of the Series A Preferred Shares.

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

Make Good Escrow Agreement

We also entered into a make good escrow agreement with the Investors (the “Securities Escrow Agreement”), pursuant to which the City Zone Shareholders placed a number of shares of Common Stock equal to 100% of the number of shares of Common Stock underlying the Investor Shares, which are initially convertible into 1,866,174 shares of Common Stock (the “Escrow Shares”) in an escrow account.  The Escrow Shares are being held as security in the event we do not achieve $11 million in audited net income for the fiscal year 2010 (the “2010 Performance Threshold”) and $15 million in audited net income for the fiscal year 2011 (the “2011 Performance Threshold”).  If we achieve the 2010 Performance Threshold and the 2011 Performance Threshold, the Escrow Shares will be released back to the City Zone Shareholders.  If either the 2010 Performance Threshold or 2011 Performance Threshold is not achieved, an aggregate number of Escrow Shares (such number to be determined by the formula set forth in the Securities Escrow Agreement) will be distributed to the Investors, based upon the number of Investor Shares (on an as-converted basis) purchased in the Private Placement and still beneficially owned by such Investor, or such successor, assign or transferee, at such time.  If any Investor transfers Investor Shares purchased pursuant to the Purchase Agreement, the rights to the Escrow Shares shall similarly transfer to such transferee, with no further action required by the Investor, the transferee or us.

Index

Lock-Up Agreement

We also entered into a lock-up agreement with the Investors (the “Lock-Up Agreement”), pursuant to which the Common Stock owned by the management of City Zone will be locked-up until six (6) months after the Registration Statement is declared effective.

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

We mainly operate in the Shanxi Province, China in the business of bulk purchasing, preliminary processing, product preservation, distribution, and wholesale of organic grains and corns.  Corns are mainly wholesale distributed to agricultural product trading companies.  Grains are distributed through wholesale and through the network of supermarkets with our own brand names, including “De Yu” and “Shi-Tie” for certified organic grain products.  We have established a complete chain of cultivation, seed breeding, research and development, production, marketing, and a nationwide distribution network in China.  We currently control approximately 367 square meters (or 550,000 mu) of  farmland, with 120,000-ton storage capacity, and 3 exclusive railway lines.

Index

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Our unaudited consolidated financial statements and our wholly-owned subsidiaries have been prepared in accordance with the U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The consolidated balance sheet information as of December 31, 2009 was derived from the audited consolidated financial statements included in our Form 8-K filed on May 3, 2010.  These interim consolidated financial statements should be read in conjunction with that report.  Certain comparative amounts have been reclassified to conform to the current period's presentation.

The accompanying consolidated financial statements include the financial statements of Deyu Agriculture Corp.. and its wholly-owned subsidiaries.  All material intercompany balances and transactions have been eliminated.

Our functional currency is the Chinese Yuan, or Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”).

On April 27, 2010, as a result of the consummation of the Share Exchange, we changed our fiscal year end from May 31 to December 31 to conform to the fiscal year end of City Zone.

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

As a result of the financings associated with the reverse merger, we have, as of June 30, 2010, $417,688 in two escrow accounts held at Wachovia Bank (Wells Fargo Bank, NA).  The use of these funds requires the written approval of our placement agent and us.  The funds in these escrow accounts are designated for certain expenses, such as investor relations, accounting/consulting fees, SEC fees, and stock transfer agent fees.  This amount is designated as restricted cash under current assets on our balance sheet, as we expect to utilize these funds within the current fiscal year.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed.  We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves.  As of June 30, 2010 and December 31, 2009, there were no customers with accounts receivable greater than six months past due.

Inventories

Our inventories are stated at lower of cost or market.  Cost is determined on moving-average basis.  Costs of inventories include purchase and related costs incurred in delivering the products to their present location and condition.  Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions.  Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if valuation allowance is required.  As of June 30, 2010 and December 31, 2010, management had identified no slow moving or obsolete inventory.

Index

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

Long-lived assets

We apply the provisions of FASB ASC Topic 360 (ASC 360), "Property, Plant, and Equipment" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis.  ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Financial assets and liabilities measured at fair value

FASB ASC 820, “Fair Value Measurements” (formerly SFAS No. 157) defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This guidance applies to other accounting pronouncements that require or permit fair value measurements.  On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (ASC 820).  This Staff Position delays the effective date of SFAS No. 157 (ASC 820) for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of SFAS No. 157 (ASC 820) had no effect on our financial position or results of operations.

We also analyze all financial instruments with features of both liabilities and equity under ASC 480-10 (formerly SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”) and ASC 815-40 (formerly EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”).  We have determined ASC 480-10 (formerly SFAS 150) and ASC 815-40 (formerly EITF 00-19) has no material effect on our financial position or results of operations.

Revenue recognition

Our revenue recognition policies are in compliance with the SEC Staff Accounting Bulletin No. 104 (“SAB 104”).  We recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured.  We recognize revenue for product sales upon transfer of title to the customer.  Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement.  Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered.  We assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

Index

Our revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded.  The estimates are based on historical sales returns, analysis of credit memo data, and other factors known at the time.  For the six months ended June 30, 2010 and 2009, sales discounts were $392,000 and $439,00, respectively.

Income taxes

We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.”  ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption had no effect on our consolidated financial statements.

Foreign currency translation and comprehensive income

U.S. GAAP requires that recognized revenue, expenses, gains and losses be included in net income.  Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  Our functional currency is Renminbi (“RMB”).  The unit of RMB is in Yuan.  Translation gains are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.

Net income for common shares

We compute net income per share in accordance with Financial Accounting Standards Statement No. 128 “Earnings per Share” (“SFAS 128”) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of SFAS 128 and SAB 98, basic net income per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding, using the treasury stock method for warrants and the “as-converted” method for the convertible preferred stock, during the period.  Equivalent shares consist of certain warrants issued to investors and providers of financing that are in-the-money based on the average closing share price for the period.  Under the treasury stock method, the number of in-the-money shares that are considered outstanding for this calculation is reduced by the number of common shares that theoretically could have been re-purchased by us with the aggregate exercise proceeds of such warrant exercises if such shares were re-purchased at the average market price for the period.  Under the “as-converted” method, the number of dilutive shares is calculated assuming the conversion occurred on the issue date of the preferred stock.

Statement of cash flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from our operations are calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Recent pronouncements

In July 2009, the FASB’s ASC became the single, official source of authoritative, non-governmental GAAP in the United States.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission (the “SEC”).  This guidance is effective for interim and annual periods ending after September 15, 2009.  We adopted the provisions of this guidance for the year ended December 31, 2009.  Our accounting policies were not affected by the conversion to the ASC.  However, references to specific accounting standards have been changed to refer to the appropriate section of the ASC.

Index

In December 2007, the FASB issued guidance now incorporated in ASC Topic 810 “Consolidation” (formerly SFAS No. 160).  The guidance clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of stockholders’ equity.  We do not believe this pronouncement will impact our consolidated financial statements.

In March 2008, the FASB issued guidance now incorporated in ASC Topic 815 “Derivatives and Hedging” (formerly SFAS No. 161).  The guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and the instruments’ effects on an entity’s financial position, financial performance and cash flows.  The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  This pronouncement is related to disclosure and did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued guidance now incorporated in ASC Topic 860 “Transfers and Servicing” (formerly FASB Staff Position (“FSP”) SFAS 140-4 and FASB Interpretation (“FIN”) 46R).  The guidance increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008.  The guidance requires public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  It also requires public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  This pronouncement is related to disclosure only and did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance now incorporated in ASC Topic 825 “Financial Instruments” (formerly FSP SFAS 107-1).  The guidance requires that the fair value disclosures required for financial instruments be included in interim financial statements.  In addition, the guidance requires public companies to disclose the method and significant assumptions used to estimate the fair value of those financial instruments and to discuss any changes of method or assumptions, if any, during the reporting period.  The guidance was effective for our year ended December 31, 2009.  This pronouncement is related to disclosure only and did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued guidance now incorporated in ASC Topic 855 “Subsequent Events” (formerly SFAS No. 165).  This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued.  Among other items, the guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  It is effective for interim and annual periods ending after June 15, 2009.  There was no material impact upon the adoption of this standard on our financial statements.

In June 2009, the FASB issued guidance now incorporated in ASC Topic 810 “Consolidation” (formerly SFAS No. 167) amending the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requiring enhanced disclosures to provide more information about our involvement in a variable interest entity.  This guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. We do not believe this pronouncement will impact our financial statements.

In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. We do not expect that this pronouncement will impact our financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard will become effective for us on January 1, 2011.  We do not expect that the adoption of these new disclosures will have a material impact on our consolidated financial statements.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables.  Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation.   The adoption of this guidance had no impact on our consolidated financial statements.

In January 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity’s use of fair value measurements.  Among these amendments, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard was effective for us for interim and annual reporting periods beginning after December 31, 2009. The adoption of this accounting standards amendment did not have a material impact on our consolidated financial statements. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for us for interim and annual reporting periods beginning after December 31, 2010. We do not expect that the adoption of these new disclosure requirements will have a material impact on our consolidated financial statements.

Index

In February 2010, the FASB issued an amendment to the accounting standards related to the accounting for, and disclosure of, subsequent events in an entity’s consolidated financial statements. This standard amends the authoritative guidance for subsequent events that was previously issued and among other things exempts Securities and Exchange Commission registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements. This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provides different guidance on the accounting treatment for subsequent events.

NOTE 3.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30, 2010	December 31, 2009
Accounts receivable	$6,651,250	$4,200,749
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$6,651,250	$4,200,749

NOTE 4.	INVENTORY

Inventory consisted of the following:

	June 30, 2010	December 31, 2009
Raw materials – grains	$1,322,745	$1,323,848
Raw materials – corns	198,636	-
Work in process – grains	307,305	-
Finished goods – grains	1,183,217	412,995
Finished goods – corns	9,441,831	6,496,917
Total	$12,453,734	$8,233,760

Index

NOTE 5.	PREPAID EXPENSES

Prepaid expenses consisted of the following:

	June 30, 2010	December 31, 2009
Prepayment for inventory	$1,576,651	$-
Prepayment for equipment	278,997	600,653
Deductible value-added taxes (VAT)	562,300	442,646
Prepaid rent	91,529	60,773
Prepaid advertisement	1,179	-
Total	$2,510,656	$1,104,072

NOTE 6.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	June 30, 2010	December 31, 2009
Automobiles	$945,877	$495,282
Buildings	1,537,436	1,529,035
Office equipment	284,205	163,177
Machinery and equipment	2,513,943	1,648,748
Total cost	5,281,461	3,836,242
Less: Accumulated depreciation	(1,094,079)	(896,767)
Property, plant, and equipment, net	$4,187,382	$2,939,475

The buildings owned by us located in Jinzhong, Shanxi Province, China are used for production, warehouse, and offices for the grains business.  The building structure is mainly constructed of light steels and bricks.  For the year ended December, 31 2009, we observed a significant decrease in the construction cost of such property structure during its annual impairment testing of long-lived assets.  While future estimated operating results and cash flows are considered, we eventually employed the quoted replacement cost of the buildings as comparable market data.  As a result of this analysis, we concluded that the carrying amount of the buildings exceeded their appraised fair value, and recorded an impairment of $556,312 as operating expense for the year ended December 31, 2009.   As of June 30, 2010, management has determined that additional impairments were not needed, and will continue to periodically review the carrying value.

Depreciation expenses for the six months ended June 30, 2010 and June 30, 2009 was $191,086 and $146,180, respectively.  As of June 30, 2010 and December 31, 2009, $0 and $631,419 of machinery and equipment were pledged as collateral for short-term bank loans, respectively (see Note 9).

NOTE 7.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2010	December 31, 2009
Right to use land	$75,124	$74,715
Less: Accumulated depreciation	(75,124)	(74,715)
Intangible assets, net	$-	$-

According to government regulations of the People’s Republic of China (“PRC”), the PRC Government owns all land.  We lease and obtain the certificate of right to use the industrial land of 11,667 square meters with the PRC Government in Jinzhong, Shanxi Province where Jinzhong Deyu’s buildings and production facility are located at.  The term of the right is four to five years and renewed upon expiration.  The right was fully amortized as of June 30, 2010 and December 31, 2009, using the straight-line method.  The current term of the right is for the period from March 14, 2007 to March 14, 2011.  Amortization expense recorded for the six months ended June 30, 2010 and 2009 was $0.

As of June 30, 2010, the right to use land was not pledged as collateral.  As of December 31, 2009, the right to use land was pledged as collateral for short-term bank loans (see Note 9).

Index

NOTE 8.	OTHER ASSETS

Other assets consisted of timber, timberland, and farmland in the amount of $1,515,181 and $1,506,902 as of June 30, 2010 and December 31, 2009, respectively.  According to government regulations of the People’s Republic of China (“PRC”), the PRC Government owns timberland and farmland.  We lease and obtain the certificate of right to use farmland of approximately 1,605 acres (or 10,032 mu) for the period from August 2005 to December 2031.  For the same farmland, we obtain the certificate of the right to timber and 896 acres (or 5,600 mu) of timberland for the period from August 2006 to August 2028.  Timber mainly includes pine trees and poplar trees.

These timber, timberland, and farmland were not for operating use or intended for sale.  Based on management’s assessment, there was no impairment for the six months ended June 30, 2010 and June 30, 2009.

NOTE 9.	SHORT-TERM LOANS

Short-term loans consisted of the following:
	June 30, 2010	December 31, 2009
Bank loan payable to Jinzhong Economic Development District Rural Credit Union, bearing interest at 12.204% per annum and due March 8, 2011. The use of proceeds from the loan is restricted for purchase of raw materials. Jinzhong Deyu provided guarantees on the loan.	$1,252,099	$-

Bank loan payable to Shanxi Province Rural Credit Union, bearing interest at 10.98% per annum and due January 13, 2011. The use of proceeds from the loan is restricted for purchase of corns. Jinzhong Deyu and Jinzhong Yuliang provided guarantees on the loan for a period of two years starting from January 13, 2011.	1,252,099	-

Loan payable to Hangzhou TianCi Investment Management Co., Ltd., an unrelated party. The loan was unsecured, bearing no interest and no due date was specified.	736,529	732,504

Bank loan payable to Shanxi Province Rural Credit Union , bearing interest at 11.592% per annum and due December 8, 2010. The use of proceeds from the loan is restricted for purchase of corns. Jinzhong Deyu and Jinzhong Yongcheng provided guarantees on the loan for a period of two years starting from December 8, 2010.	589,223	-

Bank loan payable to Agricultural Development Bank of China, bearing interest at 5.31% per annum and due June 22, 2010. The loan was collateralized by buildings, machinery and equipment, and right to use land. The use of proceeds from the loan was restricted for purchase of grains. This loan was paid in full on May 7, 2010.	-	175,801

Bank loan payable to Shanxi Province Rural Credit Union, bearing interest at 9.756% per annum and due February 15, 2010. The loan was obtained by Jinzhong Yongcheng and guaranteed by Jinzhong Yuliang, and the use of proceeds from the loan was restricted for purchase of corns. The loan was paid in full in February 2010.	-	673,904

Bank loan payable to Agricultural Development Bank of China, bearing interest at 5.31% per annum and due March 26, 2010. The loan was collateralized by buildings, machinery and equipment, and right to use land. The use of proceeds from the loan was restricted for purchase of grains. This loan was paid in full on March 29, 2010.	-	219,751

Total	$3,829,950	$1,801,960

Index

NOTE 10.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2010	December 31, 2009
Accrued payroll	$119,067	$45,278
Accrued preferred stock dividend payable	96,051	-
Accrued interest	8,951	-
Accrued VAT and other taxes	17	71,690
Total	$224,086	$116,968

NOTE 11.	INCOME TAXES

People’s Republic of China (PRC)

Under the Enterprise Income Tax (“EIT”) Law of the PRC, the standard EIT rate is 25%.  Our PRC subsidiaries are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.  According to the Tax Pronouncement [2008] No. 149 issued by the State Administration of Tax of the PRC, the preliminary processing industry of agricultural products is entitled to EIT exemption starting January 1, 2008.  Our three primary operating entities, including Jinzhong Deyu, Jinzhong Yongcheng, and Jinzhong Yuliang are subject to the EIT exemption.

The provision for income taxes from continuing operations on income consists of the following for the six months ended June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009

Income tax expense – current	$-	$-
Income tax benefit – deferred	-	-
Total income tax expense	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate for the six months ended June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009
U.S. statutory corporate income tax rate	34%	34%
PRC tax rate difference	(9%)	(9%)
Effect of tax exemption	(25%)	(25%)
Effective tax rate	-	-

Index

NOTE 12.	RELATED PARTY TRANSACTIONS

Due to related parties:

	June 30, 2010	December 31, 2009
Advances from -
Mr. Junde Zhang	$95,949	$61,530
Mr. Jianming Hao	10,939	84,120
Total	$106,888	$145,650

Mr. Jianming Hao is our Chief Executive Officer and Managing Director.  Mr. Junde Zhang is a Vice President and Director.  Those advances as of June 30, 2010 and December 31, 2009 were unsecured, bearing no interest, and no due date was specified.

NOTE 13.	CONCENTRATION OF CREDIT RISK

As of June 30, 2010, $417,688 of restricted cash, as a result of the private placement and financings, was maintained in two accounts at Wachovia Bank (now Wells Fargo Bank N.A) in the United States.  This amount exceeds current FDIC deposit insurance by $170,000.  Wells Fargo Bank NA is currently rated 3 ½ (out of 4) by Bauer Financial, and management believes the risk to the uninsured amount is minimal.  All remaining cash balances as of June 30, 2010, and all of our cash balances in bank as of December 31, 2009, were maintained within the PRC where no rule or regulation currently in place to provide obligatory insurance for bank deposits in the event of bank failure.  However, we have not experienced any losses in such accounts and we believe we are not exposed to such risks on our cash balances in bank.

For the six month periods ended June 30, 2010 and for the year ended December 31, 2009, all of our sales were generated in the PRC.  In addition, all accounts receivable as of June 30, 2010 and December 31, 2009 were due from customers located in the PRC.

For the six month periods ended June 30, 2010 and for the year ended December 31, 2009, one customer accounted for 31% and 42% of our gross revenue, respectively, and no other single customer accounted for greater than 10%.  As of June 30, 2010 and December 31, 2009, the same customer accounted for 25% and 35% of our accounts receivable, respectively.

NOTE 14.	COMMITMENTS AND CONTINGENCIES

Leases:
We lease railroad lines, warehouses, and offices under operating leases.  Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

Operating Leases
As of June 30,
2011	$163,403
2012	151,169
2013	149,414
2014	95,395
2015	95,395
Thereafter	1,178,123
$1,832,899

Index

NOTE 15.	Series A Convertible Preferred Stock

On April 27, 2010, we designated 3,000,000 of our authorized preferred shares as $0.001 par value Series A Convertible Preferred Stock (“Series A Preferred”). The Series A Preferred is an equity instrument that does not embody a term or cash redemption requirement for matters other than those that are within the control of management. The Series A Preferred provides voting rights on an “as-converted” basis and for a preference to common shareholders amounting to $4.40 in the event of our liquidation. It also provides for cumulative dividends at an annual percentage of 5.0% that are payable semi-annually. The Series A Preferred is convertible into our common stock at a fixed conversion price of $4.40 that is subject to adjustment for changes in our capital structure and for sales of common stock or common stock linked securities below the conversion price, if any. The Series A Preferred provides for a contingent cash redemption of 130% of the liquidation value in the event that the common shares are not delivered upon notice of conversion. Because we have sufficient authorized and unissued common shares to settle the Series A Preferred conversion requirements, the conversion and, therefore the contingent redemption, are within our management’s control.

Current accounting standards require that we evaluate the terms and conditions of convertible preferred stock to determine (i) if the nature of the hybrid financial instrument, based upon its economic risks, is more akin to an equity contract or a debt contract for purposes of establishing classification of the embedded conversion feature and (ii) the classification of the host or hybrid financial instrument. Based upon a review of the terms and conditions of the Series A Preferred, our management has concluded that the financial instrument is more akin to an equity financial instrument. The major consideration underlying this conclusion is that the Series A Preferred is a perpetual financial instrument with no stated maturity or redemption date, or other redemption that is not within our management’s control. Other considerations in support of the equity conclusion included the voting rights and conversion feature into common shares. While the cumulative dividend feature may, in some instances, be likened to a debt-type coupon, the absence of a stated maturity date was determined to establish the cumulative dividend as a residual return, which does not obviate the equity nature of the financial instrument. Further, there are no cash redemption features that are not within the control of our management. As a result, classification in stockholders’ equity is appropriate for the Series A Preferred.

On April 27, 2010, we entered into a Securities Purchase Agreement that resulted in the sale of 2,455,863 shares of Series A Preferred and warrants to purchase 982,346 shares of our common stock on two closing dates of April 27, 2010 and May 7, 2010. Aggregate gross proceeds from the two closing events amounted to $10,805,750. Direct financing costs totaled $1,742,993 of which $1,555,627 was paid in cash and the balance of $187,366 represents the fair value of warrants that were issued to the placement agent associated with underlying 171,911 shares of our common stock. The proceeds and the related direct financing costs were allocated to the Series A Preferred and the warrants (classified in paid-in capital) based upon their relative fair values. The following table summarizes the components of the allocation:

	Series A Preferred	Paid-in Capital Warrants	Total
Fair values of financial instruments	$10,248,092	$1,239,254	$11,487,346

Gross proceeds	$9,810,227	$995,523	$10,805,750
Direct financing costs	(1,581,550)	(161,443)	(1,742,993)
Fair value of placement agent warrants	--	187,366	187,366
	$8,228,677	$1,021,446	$9,250,123

Index

The warrants issued to the investors and placement agent have strike prices of $5.06 and $4.84, respectively, and expire in five years. The strike prices are subject to adjustment only for changes in our capital structure, but allow for cashless exercise under a formula that limits the aggregate issuable common shares. There are no redemption features embodied in the warrants and they have met the conditions provided in current accounting standards for equity classification.

In connection with the sales of Series A Preferred and warrants, we also entered into a Registration Rights Agreement with the Investors, in which we agreed to file a registration statement with the Securities and Exchange Commission to register for resale the Investor Shares, within 60 calendar days of the Closing Date and use our best efforts to have the registration statement declared effective within 150 calendar days of the Closing Date of the Private Placement. Both filing and achieving effectiveness on the registration statement are not within our management’s control and if we fail to file or achieve effectiveness we will be required to pay monthly liquidated damages in cash to each Investor of 0.5% of the dollar amount of the purchase price of the Investor Shares, on a pro rata basis, for each 30 day period the Registration Statement is not declared effective, up to a maximum of 8% of the purchase price. No liquidated damages shall be paid with respect to any shares that we are not permitted to include in the Registration Statement due to the SEC’s application of Rule 415. We account for liquidating damages, if any, when they are both probable of payment and estimable in amount. As of June 30, 2010, we have not recorded any amounts related to liquidated damages.

Fair value considerations:

Our accounting for the sale of Series A Preferred and warrants, and the issuance of warrants to the placement agent required the estimation of fair values of the financial instruments on the financing inception date. The development of fair values of financial instruments requires the selection of appropriate methodologies and the estimation of often subjective assumptions. We selected the valuation techniques based upon consideration of the types of assumptions that market participants would likely consider in exchanging the financial instruments in market transactions. The Series A Preferred was valued based upon a common stock equivalent method, enhanced by the cumulative dividend feature. The dividend feature was valued as the estimated cash flows of the dividends discounted to present value using an estimated weighted average cost of capital. The warrants were valued using a Black-Scholes-Merton Valuation Technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments.

These fair values were necessary to develop relative fair value calculation for allocations of certain elements of the financing arrangement, principally proceeds and the related direct financing costs. The following tables reflect assumptions used to determine the fair value of the Series A Preferred stock:

	Fair Value	Series A Preferred	Series A Preferred
	Hierarchy Level	April 27, 2010	May 10, 2010
Indexed common shares		1,866,174	589,689

Components of fair value:
Common stock equivalent value		$6,631,403	$2,083,094
Dividend feature		659,821	209,439
		$7,791,224	$2,292,533

Significant assumptions:
Common stock price	3	3.55	3.53
Horizon for dividend cash flow projection	3	2.0	2.0
Weighted average cost of capital (“WACC”)	3	15.91%	15.55%

Fair value hierarchy:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. There were no level 1 inputs.

(2)	Level 2 inputs are significant other observable inputs. There were no level 2 inputs.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety.

Index

●
Stock price- Given that management does not believe our current trading market price is indicative of the fair value of our common stock, the common stock price value was derived implicitly from an iterative process based upon the assumption that the consideration of the private placement was the result of an arm’s length transaction. The private placement was composed of Series A Preferred Stock and Series A warrants which were both indexed to our common stock; accordingly, we used an iterative process to determine the value of our common stock in order for the fair value of the Series A Preferred and Series A warrants to equal the amount of consideration received in the private placement.

●	Dividend horizon- We estimated the horizon for dividend payment at 2 years.
●
WACC- The rates utilized to discount the cumulative dividend cash flows to their present values were based on a weighted average cost of capital of 18.94% and 18.60%, as of April 27, 2010 and May 10, 2010, respectively. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require in an investment in companies similar in size and operating in similar markets as Deyu Agriculture Corporation. The cost of equity was determined using a build-up method which begins with a risk free rate and adds expected risk premiums designed to reflect the additional risk of the investment. Additional premiums or discounts related specifically to us and the industry are also added or subtracted to arrive at the final cost of equity rate. The cost of debt was determined based upon available financing terms.

●	Significant inputs and assumptions underlying the BSM calculations related to the warrant valuations are as follows:

		April 27, 2010		May 10, 2010
	Fair Value Hierarchy Level	Investor warrants	Agent warrants	Investor warrants	Agent Warrants

Indexed shares		746,479	130,632	235,883	41,279
Exercise price		5.06	4.84	5.06	4.84

Significant assumptions:
Stock price	3	3.55	3.55	3.53	3.53
Remaining term	3	5 years	5 years	5 years	5 years
Risk free rate	2	2.39%	2.39%	2.24%	2.24%
Expected volatility	2	45.25%	45.25%	45.47%	45.47%

(1) There were no Level 1 inputs.

(2)	Level 2 inputs include:
●	Risk-free rate- This rate is based on publicly-available yields on zero-coupon Treasury securities with remaining terms to maturity consistent with the remaining contractual term of the warrants
●
Expected volatility- We did not have a historical trading history sufficient to develop an internal volatility rate for use in BSM. As a result, we have used a peer approach wherein the historical trading volatilities of certain companies with similar characteristics as ours and who had a sufficient trading history were used as an estimate of our volatility. In developing this model, no one company was weighted more heavily.

(3)	Level 3 inputs include:
●
Stock price- Given that management does not believe our current trading market price is indicative of the fair value of our common stock, the stock price was determined implicitly from an iterative process based upon the assumption that the consideration of the private placement was the result of an arm’s length transaction.

●	Remaining term- We do not have a history to develop the expected term for our warrants. Accordingly, we have used the contractual remaining term in our calculations.

Index

NOTE 16.	SUBSEQUENT EVENTS

None.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and related notes appearing elsewhere in this Prospectus.  Various statements have been made in this Prospectus that may constitute “forward-looking statements”. Forward-looking statements may also be made in Deyu Agriculture Corp.’s Quarterly and Annual Reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents. In addition, from time to time, Deyu Agriculture Corp. through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Deyu Agriculture Corp. undertakes no obligation to update or revise any forward-looking statements.

Overview

On April 27, 2010, we completed the acquisition of City Zone Holdings Limited, an emerging organic and non-organic agricultural products distributor in the Shanxi Province of the Peoples Republic of China engaged in procuring, processing, marketing and distributing various grain and corn products (“City Zone”), by means of a share exchange (the “Share Exchange”).  As a result of the Share Exchange, City Zone became a wholly-owned subsidiary of ECBI and ECBI is a holding company. Simultaneously with the acquisition, we completed a private placement offering in the gross amount of USD $8,211,166 of the sale of securities to accredited investors at $4.40 per unit, with each “Unit” consisting of one share of Series A Convertible Preferred Stock, and a warrant to purchase 0.4 shares of common stock with an exercise price of $5.06 per share.

On May 10, 2010, we closed on the second and final round of the private placement offering as disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2010 through the sale of 589,689 Units comprised of 589,689 shares of our Series A Convertible Preferred Stock and 235,882 five year warrants with an exercise price of $5.06 per share, to certain accredited investors for total gross proceeds of $2,594,606.40. We raised an aggregate amount of $10,805,750 in the two rounds of offerings.

In connection with the financing transaction, we entered into (i) a Registration Rights Agreement, attached hereto as Exhibit [10.2]; (ii) a Lock-Up Agreement, attached hereto as Exhibit [10.3]; and (iii) a Securities Escrow Agreement for a make good arrangement with our management, attached hereto as Exhibit [10.4] (together with the Securities Purchase Agreement, these agreements shall be referred to as the “Financing Documents”).

The private placement closed simultaneously with the signing of the Financing Documents and our issuing of 2,455,863 shares of Series A Convertible Preferred Shares and warrants exercisable into 982,361 shares of common stock to certain investors (collectively, the “Investors”).  Pursuant to its terms, the Series A Convertible Preferred Shares receive cumulative dividends at a rate of 5% per annum and can be converted into common stock on a 1:1 basis, subject to applicable adjustments (the "Series A Preferred Stock").  A copy of the Certificate of Designation of Rights and Preferences of Series A Preferred Stock is attached hereto as Exhibit [4.1].  Pursuant to its terms, the warrants can be converted into 982,361 shares of common stock at an exercise price of $5.06 per share (the "Warrant").  The Warrants will expire on April 27, 2015.  A copy of the Warrant is attached hereto as Exhibit [4.2].

In connection with the private placement and as part of the Financing Documents, we also entered into a Registration Rights Agreement, whereby, we have agreed to file a registration statement on Form S-1 (or other applicable Form) within 60 days of the close of this financing.  If the registration statement is not timely filed or is not declared effective within 180 days from the closing, we will be liable for damages in the amount of 0.5% of the purchase price per month until the default is cured.

Index

Additionally, our majority shareholders and we entered into a Lock-Up Agreement whereby both our majority shareholders agreed not to sell any securities for a period of six (6) months after the initial registration statement associated with this financing is declared effective.

Lastly, our majority shareholder entered into a Securities Escrow Agreement whereby our majority shareholder has pledged 2,455,863 shares of his common stock of the Company as security that we reach certain earnings thresholds for fiscal years ended 2010 and 2011 (the “Make Good Shares”).  One half (or 1,227,932 shares) of the Make Good Shares shall be allocated to the 2010 earnings requirement and the other half (1,227,931 shares) of the Make Good Shares shall be allocated to the 2011 earnings requirements.  If we meet these thresholds, the Make Good Shares will be released from escrow and returned to our majority shareholder.  Alternatively, if we fail to meet the earnings requirements, the Make Good Shares will be released to the Investors in accordance with the terms of the Securities Escrow Agreement.  For the fiscal year 2010, pursuant to the Make Good Agreement, we have to report net income of $11,000,000.   For fiscal year 2011, pursuant to the Make Good Agreement, we have to report Net Income of $15,000,000.  We will not be issuing any additional shares if the earnings threshold is not met.  The Make Good Shares are already issued to our majority shareholder and he will be transferring his shares to the Investors if the earnings threshold is not met.  Therefore, this will not dilute any shareholders.

The Make Good Shares shall be released from escrow based on the following terms and conditions:

For Fiscal Year ended 2010, the 1,227,932 shares being held in escrow for fiscal year 2010 shall be disbursed as follows:
–	If we achieve net income of at least 95% of $11,000,000, then 1,227,932 shares shall be returned to the majority shareholder.
–
If we achieve net income of less than 50% of $11,000,000 (or $5,500,000), then 1,227,932 shares shall be released to the investors on a pro rata basis (based on the amount of each investors investment).

–
If we achieve net income of between 50% and less than 95% of $11,000,000, then a portion of the 1,227,932 shares held in escrow shall be disbursed to the Investors (the remaining shares will be returned to the majority shareholder.  The number of shares released to the investors shall be determined by doubling the percentage missed between the actual net income as compared to the make good target and then multiplying that by the 1,227,932 escrow shares.

Additionally, as a result of the Share Exchange, we changed our fiscal year to December 31.

On May 19, 2010, we filed with the Secretary of State for the State of Nevada a Certificate of Amendment to our Articles of Incorporation changing our name from “Eco Building International, Inc.” to “Deyu Agriculture Corp.” FINRA declared the name change effective on June 2, 2010.

Our principal office is located at Tower A, Century Centre, Room 808, 8 North Star Road, Beijing, PRC. Our telephone number is (86)-13828824414. Our fax number is (86)-10-62668413. Our common stock is quoted on the OTC Bulletin Board under the trading symbol “ECBI.”

As is evidenced below in our “Results of Operations”, we have experienced increased growth in revenues and net income.  Our future growth depends on our ability to meet the increasing demand for our current products and our expanding product line.  Management has taken certain actions in order to meet the anticipated demands.  Such actions include working with farmers to increase current yields, focus on our ability to enter into new cooperative agreements, sign contracts with new farmer agents, and expand geographically in Shanxi Province.

Management has also been proactive in purchasing larger amounts of grain in anticipation of future price increases.  Our inventory increased from $8.2 million from December 31, 2009, to $12.5 million on June 30, 2010 due to such purchases.  The inventory purchases were funded with cash and short term borrowings.   Additionally, management used sales discounts aggressively in the first quarter of 2010 to increase its expansion into supermarkets for its grain products.

Our deep processed grain products are higher margin products than our rough processed corn.  As such, we have increased our efforts to enter into supermarkets in Tier 1 and Tier 2 cities in China.  Additionally, based upon our perceived and historical growing demand for our deep processed grain products, the changing dietary demands, and the increase in health and nutrition consciousness of the Chinese people, we believe we have a unique opportunity to substantially increase our revenues, net income and gross margins.  Management has also begun an initial evaluation of the viability of exporting our deep processed grain products to other countries, such as Japan and the United States.  We believe significant factors that could affect our operating results are the (i) cost of raw materials, (ii) prices and margins of our products to our retailers and their markup to the end users, (iii) consumer acceptance of our deep processed grain products, (iv) general economic conditions in China, and (v) the changing dietary habits of the people of China towards our quality organic food.

Index

Description of Business

References to “we,” “our,” “ours” and “us” refer to Deyu Agriculture Corp. and its wholly owned subsidiary City Zone, unless otherwise indicated. References to the “PRC” or “China” are to the People’s Republic of China.

Operating through our wholly-owned subsidiaries, Jinzhong Deyu Agriculture Trading Co. Limited (“Deyu Agriculture ”), Jinzhong Yongcheng Agriculture Trading Co. Limited (“ Yongcheng ”), and Jinzhong Yuliang Agriculture Trading Co. Limited (“ Yuliang ”), we are an organic and non-organic agricultural products distributor in the Shanxi province of the People’s Republic of China engaged in procuring, processing, marketing and distributing various grain and corn products. Deyu Agriculture focuses on processing and distributing grain products. Yongcheng and Yuliang focus on distributing corn and corn byproducts.

●
Grain Products –Deyu Agriculture procures and distributes grain products including millet, green beans, soy beans, black rice, and whole wheat flour. Deyu Agriculture acquires unprocessed grains and performs preliminary value-added processes to the grains such as peeling, cleaning, grinding and packaging. The majority of our finished products are then sold directly to supermarkets and grain wholesalers. Deyu Agriculture is the only company in the Shanxi province to have a portion of its products certified as “Organic” by the China Organic Food Certification Center. The certification is effective from December 31, 2009 to December 20, 2010.

●
Corn –Yongcheng and Yuliang process and distribute corn and corn byproducts. Yongcheng and Yuliang acquire unprocessed corn and perform preliminary value-added processes such as cleaning, drying, and packaging.

Results of Operations

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Net Revenue: Our sales for the three months ended June 30, 2010 were $18.5 million compared to sales of $7.7 million for the three months ended June 30, 2009, an increase of approximately $11.0 million, or 139%.  Grain related sales totaled $2.5 million for the three months ended June 30, 2010, as compared to $2.0 million for the three months ended June 30, 2009.  This represents an increase of $500,000 or 25%.  Corn sales totaled $16.0 million for the three months ended June 30, 2010 and totaled $5.8 million for the three months ended June 30, 2009.  This represents an increase of $10.2 million between the two periods, or 178%.  The increase in grain sales is mostly attributable to our growth strategy of selling our product in grocery stores and other retail outlets, which increased to approximately 3,300 stores in 12 provinces as of June 30, 2010.  The increase in corn sales is primarily attributable to increasing sales to existing customers and adding new smaller customers.

Cost of Goods Sold: Cost of goods sold was $13.7 million for the three months ended June 30, 2010, compared to cost of goods sold of $5.7 million for the three months ended June 30, 2009, an increase of $8.0 million or 140%.  This increase in cost of goods sold is primarily due to the 139% increase in net revenues for this period.  We did experience a slight increase in grain costs for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, due to temporary grain shortages in other parts of China, caused by drought and floods.  As a percentage of net revenue, however, cost of goods sold increased only 0.4% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, which stood at 74.3% and 73.9%, respectively.

Gross Profit: As a result of the increases in net revenues and cost of goods sold, gross profits for the three months ended June 30, 2010 was $4.7 million, compared to gross profits of $2.0 million for the three months ended June 30, 2009.  This represents an increase of $2.7 million, or 135%.  Gross profit margin for grain sales increased 2%, to 52.6% for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 of 50.7%.  Although we saw a slight increase in grain costs and used sales discounts totaling $392,000 to increase our market penetration in the supermarkets, our margin continues to improve.  The gross profit margin for corn sales increased 4% for the three months ended June 30, 2010, 21.6%, compared to the three months ended June 30, 2009, 17.7%.  Overall, the total gross profit margin decreased 0.4%, from 26.1% for the three months ended June 30, 2009 as compared to 25.7% for the three months ended June 30, 2010.

	For the three months ended June 30, 2010
	Grain	Corn	Total
Net Revenue	$2,451,699	$16,016,871	$18,468,570
COGS	(1,161,658)	(12,560,399)	(13,722,057)
Gross Profit	$1,290,041	$3,456,472	$4,746,513
Margin %	52.6%	21.6%	25.7%

Index

	For the three months ended June 30, 2009

Net Revenue	$1,961,383	$5,767,378	$7,728,761
COGS	(967,271)	(4,744,306)	(5,711,577)
Gross Profit	$994,112	$1,023,072	$2,017,184
Margin %	50.7%	17.7%	26.1%

Selling Expenses:  Primarily due to an increase in transportation and packaging costs related to our expanding corn sales and entry into outlets for our grain products, selling expenses increased $662,000, or 211% for the three months ended June 30, 2010 when compared to the three months ended June 30, 2009.  Expenses increased to $976,000 for the three months ended June 30, 2010 from $314,000 for the three months ended June 30, 2009.  Most of this increase is due to packaging and transportation costs, which rise incrementally with the increases in products sold. As a percent of net revenue, selling expenses were 5.3% of net revenue for the three months ended June 30, 2010, an increase of 1.2% from 4.1% of net revenue for the three months ended June 30, 2009.

General and Administrative Expenses: For the three months ended June 30, 2010, general and administrative expenses totaled $709,000.  For the three months ended June 30, 2009, they totaled $85,000.  This represents an increase between the two periods of $624,000 or 731%.  The increase was mainly resulted from the growth of our business and higher administrative expenses after completing the reverse merger and private placement. As a percentage of net revenues, general and administrative expenses were 3.8% and 1.1% for the three months ended June 30, 2010 and June 30, 2009, respectively.  This represents an increase of 2.7%.

Interest Expense: Interest expense for the three months ended June 30, 2010 was $91,000, compared to interest expense of $20,000 for the comparable period in 2009, an increase of $71,000, or 366%.  This was primarily due to an increase in short term borrowings to $3.8 million on June 30, 2010 from $1.1 million on June 30, 2009.  The borrowing was primarily due to increase inventory in advance of anticipated price increases and other short term funding needs.

Net Income: Net Income, prior to the adjustment for the preferred stock dividend, for the three months ended June 30, 2010 was $2,972,777 compared to $1,600,395 for the three months ended June 30, 2009, an increase of $1,372,381 or 86%.

There was no significant impact on our operations as a result of inflation for the three months ended June 30, 2010.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Net Revenue: Our net revenues for the six months ended June 30, 2010 were $33 million, compared to sales of $14.6 million for the six months ended June 30, 2009, an increase of $18.4 million or 125%.  Net revenue for grain sales was $6 million for the six months ended June 30, 2010, compared to $4.0 million for the six months ended June 30, 2009.  This represents an increase of $2 million or 50%, which is primarily attributable to the expansion of our grain sales through supermarkets and other outlets, which totals more than 3,300 throughout 12 provinces.  Net revenue for corn sales for the six months ended June 30, 2010 was $27.0 million, and increase of $16.3 million or 154% over the six month ended June 30, 2009 net revenue of $10.6 million.  The increase in corn sales is attributable to increasing sales with our existing customers and the addition of some smaller customers, with approximately 62% of the increase resulting from sales increases to one existing customer for the period.

Cost of Goods Sold: Cost of goods sold was $24.7 million for the six months ended June 30, 2010, compared to cost of sales of $10.9 million for the six months ended June 30, 2009, an increase of $13.8 million or 127%.  Cost of goods sold for grains was $3.4 million for the six months ended June 30, 2010, compared to $2.0 million for the six months ended June 30, 2009.  This represents an increase of $1.4 million or 73%.  Cost of goods sold for corn for the six months ended June 30, 2010 was $21.3 million, an increase of $12.4 million or 139% over the cost of goods sold for corn for the six month ended June 30, 2009 of $8.9 million.  These increases are due primarily to the increase in net revenues, as well as a small increase in our grain costs.  Additionally, during the Chinese New Year (January and February 2010) we temporarily reduced prices to stimulate sales of grain products.  As a percentage of net revenue, total cost of goods sold for the six months ended June 30, 2010 was 74.9%, an increase of only 0.6% compared to the six month ended June 30, 2009 of 74.3%.

Index

Gross Profit: Gross profits for the six months ended June 30, 2010 was $8.3 million compared to gross profits of $3.8 million for the comparable period in 2009, an increase of $4.5 million or 120%.  Gross profit for grain sales for the six months ended June 30, 2010 was $2.6 million, compared to gross profit of $2.0 million for the period ended June 30, 2009, an increase of $0.6 million or 28%.  Gross profit was negatively impacted by a slight increase in grain costs, and the accrual of $0.4 million sales discounts associated with gaining entry into new supermarkets, and a temporary price reduction during the Chinese New Year (January and February 2010), for the six months ended June 30, 2010.   Gross profit margin for grain sales was 43.3% for the six months ended June 30, 2010 compared to 50.8% for the six months ended June 30, 2009, a decrease of 7.5%.  Gross profit margin for corn sales increased 5% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  Gross profit margin for corn sales for the six months ended June 30, 2010 was 21% compared to the gross profit margin of 16% for the six months ended June 30, 2009.  Total sales margin decreased 0.6% for the six months ended June 30, 2010 to 25.1% compared to the six months ended June 30, 2009 of 25.7%.
	For the Six Months Ended June 30, 2010
	Grain	Corn	Total
Net Revenue	$5,954,340	$26,961,512	$32,915,852
COGS	(3,374,774)	(21,283,402)	(24,658,176)
Gross Profit	$2,579,566	$5,678,110	$8,257,676
Margin %	43.3%	21.1%	25.1%
	For the Six Months Ended June 30, 2009
	Grain	Corn	Total
Net Revenue	$3,971,413	$10,630,266	$14,601,679
COGS	(1,952,646)	(8,893,527)	(10,846,173)
Gross Profit	$2,018,767	$1,736,738	$3,755,505
Margin %	50.8%	16.3%	25.7%

Selling Expenses:  Selling expenses for the six months ended June 30, 2010 were $1.6 million, compared to $0.7 million for the six months ended June 30, 2009.  This represents an increase of $0.9 million or 145%.  Most of this increase is due to packaging and transportation costs, which rise incrementally with the increases in products sold. As a percentage of net revenue, selling expenses were 4.9% of net revenue for the six months ended June 30, 2010 and 4.5% of net revenue for the six months ended June 30, 2009, an increase of only 0.4%.

General and Administrative Expenses:  For the six months ended June 30, 2010, general and administrative expenses totaled $0.97 million, as compared to $0.17 million for the six months ended June 30, 2009.  This represents an increase of $0.8 million, or 470%.  The increase was mainly resulted from the growth of our business and higher administrative expenses after completing the reverse merger and private placement.  As a percentage of net revenue, for the six months ended June 30, 2010 and June 30, 2009, general and administrative costs were 3% and 1.2%, respectively.

Interest Expense: Interest expense for the six months ended June 30, 2010 was $153,000 compared to interest expense of $39,000 for the comparable period in 2009, an increase of $114,000 or 296%.  This increase is attributable to the increase in short term borrowings, which totaled $3.8 million as of June 30, 2010, compared to $1.1 million as of June 30, 2009. The borrowing was primarily due to increase inventory in advance of anticipated price increases and other short term funding needs.

Index

Net Income: Net income, prior to the income adjustment for our preferred stock dividend, for the six months ended June 30, 2010 was $5,539,690 compared to $2,896,113 for the six months ended June 30, 2009, an increase of $2,643,577, or 91%.

Liquidity and Capital Resources

During the six month period ended June 30, 2010, we had a net increase in cash of $7,010,195 as compared to a net increase of $3,369,792 for the six months ended June 30, 2009.  Our principal sources and uses of funds were as follows:

–
Cash used in operating activities.  We used $1,344,142 in cash for operating activities for the six months ended June 30, 2010, as compared to $4,009,810 in the six months ended June 30, 2009.  The decrease in cash used for operating activities is primarily attributed to an increase in accounts payable and accrued expenses while net income increased from $2,896,113 for the six months ended June 30, 2009 to $5,443,639 for the six months ended June 30, 2010.

–
Cash used in investing activities.  We used $2,450,411 in cash for investing activities for the six months ended June 30, 2010, as compared to $484,418 in the six months ended June 30, 2009.  The increase in cash used for investing activities is primarily attributed to an increase in the purchase of machinery and equipment and the construction of our new warehouse facilities.

–
Cash provided by financing activities.  We generated $10,740,623 from financing activities for the six months ended June 30, 2010, as compared to $7,862,948 for the six months ended June 30, 2009.  Primarily such financing activity generation was a result of the net proceeds from the financing related to our reverse merger and private placements on April 27 and May 10, 2010, and from short-term borrowings from banks and related parties.

There was no significant impact on our operations as a result of inflation for the six months ended June 30, 2010.

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

Long-lived assets

We apply the provisions of FASB ASC Topic 360 (ASC 360), "Property, Plant, and Equipment" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis.  ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Fair value considerations

On April 27, 2010, we designated 3,000,000 of our authorized preferred shares as $0.001 par value Series A Convertible Preferred Stock (“Series A Preferred”). The Series A Preferred is an equity instrument that does not embody a term or cash redemption requirement for matters other than those that are within the control of management. The Series A Preferred provides voting rights on an as-converted basis and for a preference to common shareholders amounting to $4.40 in the event of our liquidation. It also provides for cumulative dividends at an annual percentage of 5.0% that are payable quarterly. The Series A Preferred is convertible into our common stock at a fixed conversion price of $4.40 that is subject to adjustment for changes in our capital structure and for sales of common stock or common stock linked securities below the conversion price, if any. The Series A Preferred provides for a contingent cash redemption of 130% of the liquidation value in the event that the common shares are not delivered upon notice of conversion. Because we have sufficient authorized and unissued common shares to settle the Series A Preferred conversion requirements, the conversion and, therefore the contingent redemption, are within our management’s control.

Index

Current accounting standards require that we evaluate the terms and conditions of convertible preferred stock to determine (i) if the nature of the hybrid financial instrument, based upon its economic risks, is more akin to an equity contract or a debt contract for purposes of establishing classification of the embedded conversion feature and (ii) the classification of the host or hybrid financial instrument. Based upon a review of the terms and conditions of the Series A Preferred, our management has concluded that the financial instrument is more akin to an equity financial instrument. The major consideration underlying this conclusion is that the Series A Preferred is a perpetual financial instrument with no stated maturity or redemption date, or other redemption that is not within our management’s control. Other considerations in support of the equity conclusion included the voting rights and conversion feature into common shares. While the cumulative dividend feature may, in some instances, be likened to a debt-type coupon, the absence of a stated maturity date was determined to establish the cumulative dividend as a residual return, which does not obviate the equity nature of the financial instrument. Further, there are no cash redemption features that are not within the control of our management. As a result, classification in stockholders’ equity is appropriate for the Series A Preferred.

On April 27, 2010, we entered into a Securities Purchase Agreement that resulted in the sale of 2,455,863 shares of Series A Preferred and warrants to purchase 982,346 shares of our common stock on two closing dates of April 27, 2010 and May 7, 2010. Aggregate gross proceeds from the two closing events amounted to $10,805,750. Direct financing costs totaled $1,303,942 of which $1,084,446 was paid in cash and the balance of $219,496 represents the fair value of warrants linked to 171,911 shares of our common stock that were issued to a placement agent. The proceeds and the related direct financing costs were allocated to the Series A Preferred and the warrants (classified in paid-in capital) based upon their relative fair values. The following table summarizes the components of the allocation:

	Series A Preferred	Paid-in Capital Warrants	Total
Fair values of financial instruments	$10,248,092	$1,239,254	$11,487,346

Gross proceeds	$9,810,227	$995,523	$10,805,750
Direct financing costs	(1,581,550)	(161,443)	(1,742,993)
Fair value of placement agent warrants	-	187,366	187,366
	$8,228,677	$1,021,446	$9,250,123

The warrants issued to the investors and placement agent have strike prices of $5.06 and $4.84, respectively, and expire in five years. The strike prices are subject to adjustment only for changes in our capital structure, but allow for cashless exercise under a formula that limits the aggregate issuable common shares. There are no redemption features embodied in the warrants and they have met the conditions provided in current accounting standards for equity classification.

In connection with the sales of Series A Preferred and warrants, we also entered into a Registration Rights Agreement with the Investors, in which we agreed to file a registration statement with the Securities and Exchange Commission to register for resale the Investor Shares, within 60 calendar days of the Closing Date and use our best efforts to have the registration statement declared effective within 150 calendar days of the Closing Date of the Private Placement. Both filing and achieving effectiveness on the registration statement are not within our management’s control and if we fail to file or achieve effectiveness we will be required to pay monthly liquidated damages in cash to each Investor of 0.5% of the dollar amount of the purchase price of the Investor Shares, on a pro rata basis, for each 30 day period the Registration Statement is not declared effective, up to a maximum of 8% of the purchase price. No liquidated damages shall be paid with respect to any shares that we are not permitted to include in the Registration Statement due to the SEC’s application of Rule 415. We account for liquidating damages, if any, when they are both probable of payment and estimable in amount. As of June 30, 2010, we have not recorded any amounts related to liquidated damages.

Fair value considerations:

Our accounting for the sale of Series A Preferred and warrants, and the issuance of warrants to the placement agent required the estimation of fair values of the financial instruments on the financing inception date. The development of fair values of financial instruments requires the selection of appropriate methodologies and the estimation of often subjective assumptions. We selected the valuation techniques based upon consideration of the types of assumptions that market participants would likely consider in exchanging the financial instruments in market transactions. The Series A Preferred was valued based upon a common stock equivalent method, enhanced by the cumulative dividend feature. The dividend feature was valued as the estimated cash flows of the dividends discounted to present value using an estimated weighted average cost of capital. The warrants were valued using a Black-Scholes-Merton Valuation Technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments.

Index

These fair values were necessary to develop relative fair value calculation for allocations of certain elements of the financing arrangement, principally proceeds and the related direct financing costs. The following tables reflect assumptions used to determine the fair value of the Series A Preferred stock:

	Fair Value	Series A Preferred	Series A Preferred
	Hierarchy Level	April 27, 2010	May 7, 2010
Indexed common shares		1,866,174	589,689

Components of fair value:
Common stock equivalent value		$6,631,403	$2,083,094
Dividend feature		659,821	209,439
		$7,291,224	$2,292,533

Significant assumptions:
Common stock price	3	3.55	3.53
Horizon for dividend cash flow projection	3	2.0	2.0
Weighted average cost of capital (“WACC”)	3	15.91%	15.55%

Fair value hierarchy:

(4)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. There were no level 1 inputs.

(5)	Level 2 inputs are significant other observable inputs. There were no level 2 inputs.

(6)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety.
●
Stock price- Given that management does not believe our current trading market price is indicative of the fair value of our common stock, the common stock price value was derived implicitly from an iterative process based upon the assumption that the consideration of the private placement was the result of an arm’s length transaction. The private placement was composed of Series A Preferred Stock and Series A warrants which were both indexed to our common stock; accordingly, we used an iterative process to determine the value of our common stock in order for the fair value of the Series A Preferred and Series A warrants to equal the amount of consideration received in the private placement.

●	Dividend horizon- We estimated the horizon for dividend payment at 2 years.
●
WACC- The rates utilized to discount the cumulative dividend cash flows to their present values were based on a weighted average cost of capital of 18.94% and 18.60%, as of April 27, 2010 and May 7, 2010, respectively. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require in an investment in companies similar in size and operating in similar markets as Deyu Agriculture Corporation. The cost of equity was determined using a build-up method which begins with a risk free rate and adds expected risk premiums designed to reflect the additional risk of the investment. Additional premiums or discounts related specifically to us and the industry are also added or subtracted to arrive at the final cost of equity rate. The cost of debt was determined based upon available financing terms.

●	Significant inputs and assumptions underlying the BSM calculations related to the warrant valuations are as follows:

Index

		April 27, 2010		May 7, 2010
	Fair Value Hierarchy Level	Investor warrants	Agent warrants	Investor warrants	Agent Warrants

Indexed shares		746,479	130,632	235,883	41,279
Exercise price		5.06	4.84	5.06	4.84

Significant assumptions:
Stock price	3	3.55	3.55	3.53	3.53
Remaining term	3	5 years	5 years	5 years	5 years
Risk free rate	2	2.39%	2.39%	2.24%	2.24%
Expected volatility	2	45.25%	45.25%	45.47%	45.47%

(1)	There were no Level 1 inputs.

(2)	Level 2 inputs include:
●	Risk-free rate- This rate is based on publicly-available yields on zero-coupon Treasury securities with remaining terms to maturity consistent with the remaining contractual term of the warrants
●
Expected volatility- We did not have a historical trading history sufficient to develop an internal volatility rate for use in BSM. As a result, we have used a peer approach wherein the historical trading volatilities of certain companies with similar characteristics as ours and who had a sufficient trading history were used as an estimate of our volatility. In developing this model, no one company was weighted more heavily.

(3)	Level 3 inputs include:
●
Stock price- Given that management does not believe our current trading market price is indicative of the fair value of our common stock, the stock price was determined implicitly from an iterative process based upon the assumption that the consideration of the private placement was the result of an arm’s length transaction.

●	Remaining term- We do not have a history to develop the expected term for our warrants. Accordingly, we have used the contractual remaining term in our calculations.

Revenue recognition

Our revenue recognition policies are in compliance with the SEC Staff Accounting Bulletin No. 104 (“SAB 104”).  We recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured.  We recognize revenue for product sales upon transfer of title to the customer.  Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement.  Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered.  We assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

Our revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded.  The estimates are based on historical sales returns, analysis of credit memo data, and other factors known at the time.  For the six months ended June 30, 2010 and 2009, sales discounts were $377,103 and $439,052, respectively.

Income taxes

We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.”  ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Index

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption had no effect on our consolidated financial statements.

Foreign currency translation and comprehensive income

U.S. GAAP requires that recognized revenue, expenses, gains and losses be included in net income.  Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  Our functional currency is Renminbi (“RMB”).  The unit of RMB is in Yuan.  Translation gains are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.

Recent Accounting Pronouncements

In July 2009, the FASB’s ASC became the single, official source of authoritative, non-governmental GAAP in the United States.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission (the “SEC”).  This guidance is effective for interim and annual periods ending after September 15, 2009.  We adopted the provisions of this guidance for the year ended December 31, 2009.  Our accounting policies were not affected by the conversion to the ASC.  However, references to specific accounting standards have been changed to refer to the appropriate section of the ASC.

In December 2007, the FASB issued guidance now incorporated in ASC Topic 810 “Consolidation” (formerly SFAS No. 160).  The guidance clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of stockholders’ equity.  We do not believe this pronouncement will impact our consolidated financial statements.

In March 2008, the FASB issued guidance now incorporated in ASC Topic 815 “Derivatives and Hedging” (formerly SFAS No. 161).  The guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and the instruments’ effects on an entity’s financial position, financial performance and cash flows.  The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  This pronouncement is related to disclosure and did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued guidance now incorporated in ASC Topic 860 “Transfers and Servicing” (formerly FASB Staff Position (“FSP”) SFAS 140-4 and FASB Interpretation (“FIN”) 46R).  The guidance increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008.  The guidance requires public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  It also requires public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  This pronouncement is related to disclosure only and did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance now incorporated in ASC Topic 825 “Financial Instruments” (formerly FSP SFAS 107-1).  The guidance requires that the fair value disclosures required for financial instruments be included in interim financial statements.  In addition, the guidance requires public companies to disclose the method and significant assumptions used to estimate the fair value of those financial instruments and to discuss any changes of method or assumptions, if any, during the reporting period.  The guidance was effective for our year ended December 31, 2009.  This pronouncement is related to disclosure only and did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued guidance now incorporated in ASC Topic 855 “Subsequent Events” (formerly SFAS No. 165).  This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued.  Among other items, the guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  It is effective for interim and annual periods ending after June 15, 2009.  There was no material impact upon the adoption of this standard on our financial statements.

In June 2009, the FASB issued guidance now incorporated in ASC Topic 810 “Consolidation” (formerly SFAS No. 167) amending the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requiring enhanced disclosures to provide more information about our involvement in a variable interest entity.  This guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. We do not believe this pronouncement will impact our financial statements.

Index

In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us in the first quarter of 2011. Early adoption is permitted. We are currently evaluating the impact that the adoption of this standard may have on our consolidated financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard will become effective for us on January 1, 2011.  We do not expect that the adoption of these new disclosures will have a material impact on its consolidated financial statements.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables.  Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation.   The adoption of this guidance had no impact on our consolidated financial statements.

In January 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity’s use of fair value measurements.  Among these amendments, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard was effective for us for interim and annual reporting periods beginning after December 31, 2009. The adoption of this accounting standards amendment did not have a material impact on our consolidated financial statements. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for us for interim and annual reporting periods beginning after December 31, 2010. We do not expect that the adoption of these new disclosure requirements will have a material impact on its consolidated financial statements.

In February 2010, the FASB issued an amendment to the accounting standards related to the accounting for, and disclosure of, subsequent events in an entity’s consolidated financial statements. This standard amends the authoritative guidance for subsequent events that was previously issued and among other things exempts Securities and Exchange Commission registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements. This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provides different guidance on the accounting treatment for subsequent

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide this information.

Item 4. Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. At the conclusion of the period ended June 30, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Index

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. To our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting us, our common stock, any of our subsidiaries or any of our companies or our companies’ subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 27, 2010, we completed the acquisition of City Zone Holdings Limited, an emerging organic and non-organic agricultural products distributor in the Shanxi Province of the Peoples Republic of China engaged in procuring, processing, marketing and distributing various grain and corn products (“City Zone”), by means of a share exchange (the “Share Exchange”).  In connection with the Share Exchange, on April 27, 2010, we issued an aggregate of 8,736,932 shares of Common Stock to the City Zone Shareholders.

Simultaneously with the acquisition, we completed a private placement offering of gross proceeds of USD $8,211,165.60 of the sale of securities to accredited investors at $4.40 per unit, with each “Unit” consisting of one share of Series A Convertible Preferred Stock, and a warrant to purchase 0.4 shares of common stock with an exercise price of $5.06 per share.

On May 10, 2010, we closed on the second and final round of the private placement offering as disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2010 through the sale of 589,689 Units comprised of 589,689 shares of our Series A Convertible Preferred Stock and 235,882 five year warrants with an exercise price of $5.06 per share, to certain accredited investors for total gross proceeds of $2,594,606.40 to us.

The issuance of all the securities described in this Item was exempt from registration under the safe harbor provided by Regulation D Rule 506, Regulation S and Section 4(2) of the Securities Act. We made this determination based on the representations of Investors, which included, in pertinent part, that such Investors were either (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the General Rules and Regulations of the Securities Act (“Regulation D”), or (b) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S promulgated under the General Rules and Regulations of the Securities Act, and upon such further representations from the Investors that (a) the Investor was acquiring the Securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the Investor agreed not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the Investor had knowledge and experience in financial and business matters such that he, she or it was capable of evaluating the merits and risks of an investment in us, (d) the Investor had access to all of our documents, records, and books pertaining to their investment in the Securities and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the Offering and to obtain any additional information which we possessed or was able to acquire without unreasonable effort and expense, and (e) the Investor had no need for the liquidity in its investment in the Securities and could afford the complete loss of such investment. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Index

Item 6. Exhibits.

Exhibit No.	Description
2.1	Share Exchange Agreement dated April 27, 2010 (1)

3.1	Certificate of Amendment to the Articles of Incorporation filed in the State of Nevada on May 19, 2010. (2)

4.1	Certificate of Designation of Rights and Preferences of Preferred Stock (1)

4.2	Form of Series A Warrants (1)

10.1	Securities Purchase Agreement dated April 27, 2010 (1)

10.2	Registration Rights Agreement dated April 27, 2010 (1)

10.3	Form of Lock-Up Agreement dated April 27, 2010 (1)

10.4	Securities Escrow Agreement dated April 27, 2010 (1)

10.5	Employment Agreement between us and David Lethem, our Chief Executive Officer, dated June 18, 2010 (3)

31.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

31.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant t0 Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (1)     Referred to and incorporated herein by reference to that Current Report on Form 8-K dated May 3, 2010.
    (2)     Referred to and incorporated herein by reference to that Current Report on Form 8-K dated June 4, 2010.
    (3)     Referred to and incorporated herein by reference to that Current Report on Form 8-K dated July 6, 2010.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEYU AGRICULTURE CORP.

Signature	Title	Date

/s/Jianming Hao	Chief Executive Officer	August 16, 2010
Jianming Hao

/s/David Lethem	Chief Financial Officer	August 16, 2010
David Lethem