Form 10-Q
period 2010-09-30
Deyu Agriculture Corp.
filed 2010-11-15
CIK 1467746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

or

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

As of November 15, 2010, there were 10,328,069 shares outstanding of the registrant’s common stock.

Index

DEYU AGRICULTURE CORP.

FORM 10-Q

September 30, 2010

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

ii

Index

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

DEYU AGRICULTURE CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

Assets	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$10,740,312	$2,562,501
Restricted cash	204,881	-
Accounts receivable, net	8,170,985	4,200,749
Inventory, net	8,683,377	8,233,760
Other receivable	366,535	28,998
Advance to suppliers	1,693,813	-
Prepaid expenses	686,162	1,104,072
Total Current Assets	30,546,065	16,130,080

Property, plant, and equipment, net	4,578,258	2,939,475
Construction-in-progress	4,907,551	3,254,696
Other assets	1,537,398	1,506,902
Intangible assets, net	2,901,876	-

Total Assets	$44,471,148	$23,831,153

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$432,226	$-
Short-term loans	3,193,633	1,801,960
Advance from customers	1,054,505	-
Accrued expenses	210,248	116,968
Preferred stock dividends payable	231,123	-
Due to related parties	-	145,650
Construction payable	6,594	-
Other current liabilities	133,732	68,339
Total Current Liabilities	5,262,060	2,132,917

Stockholders' Equity
Series A Preferred Stock, $.001 par value, 10,000,000 shares authorized, 2,455,863 and 0 shares outstanding, respectively	2,456	-
Common stock, $.001 par value; 75,000,000 shares authorized, 9,999,999 and 4,930,000 shares issued and outstanding, respectively	10,000	4,930
Additional paid-in capital	17,708,720	8,978,527
Other comprehensive income	2,130,250	909,311
Retained earnings	19,357,662	11,805,468
Total Stockholders' Equity	39,209,088	21,698,236

Total Liabilities and Stockholders' Equity	$44,471,148	$23,831,153

The accompanying notes are an integral part of these consolidated financial statements.

Index

DEYU AGRICULTURE CORP. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Net revenue	$20,980,077	$11,717,993	$53,895,929	$26,319,671

Cost of goods sold	(16,102,399)	(8,634,826)	(40,760,575)	(19,480,999)

Gross Profit	4,877,678	3,083,167	13,135,354	6,838,672

Selling expenses	(1,485,481)	(533,600)	(3,083,142)	(1,186,303)
General and administrative expenses	(1,077,210)	(81,407)	(2,048,409)	(251,834)
Total Operating Expense	(2,562,691)	(615,007)	(5,131,551)	(1,438,137)

Operating income	2,314,987	2,468,160	8,003,803	5,400,535

Interest income	1,600	3,981	5,065	6,251
Interest expense	(90,208)	(28,404)	(242,799)	(66,935)
Non-operating income	14,693	-	14,693	-
Total Other Expense	(73,915)	(24,422)	(223,041)	(60,685)

Income before income taxes	2,241,072	2,443,738	7,780,762	5,339,850
Provision for income taxes	-	-	-	-
Net income	2,241,072	2,443,738	7,780,762	5,339,850
Preferred stock dividends	(135,072)	-	(231,123)	-
Net income available to common stockholders	$2,106,000	$2,443,738	$7,549,639	$5,339,850

Net income per common share - basic	$0.21	$0.50	$0.96	$1.08

Net income per common share - diluted	$0.18	$0.50	$0.85	$1.08

Weighted average number of common shares outstanding - basic	9,999,999	4,930,000	7,854,714	4,930,000

Weighted average number of common shares outstanding - diluted	12,278,700	4,930,000	9,132,073	4,930,000

The accompanying notes are an integral part of these consolidated financial statements.

Index

DEYU AGRICULTURE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For The Nine Months
	Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income available to common stockholders	$7,549,638	$5,339,850
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation & amortization	346,410	233,682
Reserve for sales discount	391,419	635,775
Reserve for inventory valuation	56,766	-
Preferred stock dividends declared	231,123	-
Decrease (increase) in current assets:
Accounts receivable	(4,210,709)	(4,618,497)
Advance to suppliers	(1,642,297)	-
Inventories	(334,486)	(3,855,480)
Prepaid expense and other current assets	78,780	(353,772)
Increase (decrease) in liabilities:
Accounts payable	424,891	-
Advance from customers	1,033,756	-
Accrued expense and other liabilities	40,581	25,889
Net cash provided by (used in) operating activities	3,965,872	(2,592,553)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of machinery and equipment	(1,898,904)	(484,716)
Acquisition of land use rights	(2,852,630)	-
Construction of warehouse	(1,560,055)	-
Net cash used in investing activities	(6,311,589)	(484,716)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term loans from bank	2,012,930	980,694
Net (repayments of) proceeds from short-term loans from related parties	(146,076)	7,254,653
Net (repayments of) proceeds from short-term loans from others	(559,674)	-
Proceeds from capital contributions	-	263,470
Release of restricted cash related to private placement	218,119	-
Proceeds from private placement, net of restricted cash held in escrow	8,805,457	-
Net cash provided by financing activities	10,330,756	8,498,816

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	192,772	4,343

NET INCREASE IN CASH & CASH EQUIVALENTS	8,177,811	5,425,891

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	2,562,501	332,409

CASH & CASH EQUIVALENTS, ENDING BALANCE	$10,740,312	$5,758,300

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$236,616	$65,737

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

Immediately after the Share Exchange, we entered into a securities purchase agreement (the “Purchase Agreement,” in such form as attached hereto as Exhibit 10.1) with certain accredited investors (the “Investors”) for the issuance and sale in a private placement of Units, consisting of, 1,866,174 shares of our Series A Convertible Preferred Stock, par value $0.001 per share (the “Investor Shares”) and Series A warrants to purchase up to 746,470 shares of our Common Stock (the “Warrants”), for aggregate gross proceeds of $8,211,166 (the “Private Placement”).  In connection with the Private Placement, we also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, in which we agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for resale the Investor Shares, within 60 calendar days of the Closing Date of the Private Placement, and use our best efforts to have the Registration Statement declared effective within 180 calendar days of the Closing Date of the Private Placement.  We will pay monthly liquidated damages in cash to each Investor of 0.5% of the dollar amount of the purchase price of the Investor Shares, on a pro rata basis, for each 30 day period the Registration Statement is not declared effective, up to a maximum of 8% of the purchase price.  However, no liquidated damages shall be paid with respect to any shares that we are not permitted to include in the Registration Statement due to the SEC’s application of Rule 415.  On October 21, 2010, the SEC declared our Form S-1 effective.

In connection with the Private Placement, Maxim Group, LLC acted as our financial advisor and placement agent (the “Placement Agent”).  Maxim received a cash fee equal to 7% of the gross proceeds of the Private Placement.  Maxim also received warrants to purchase 171,911 shares of our Common Stock at a price per share of $5.06 (the “Placement Agent Warrants”).  Pursuant to the Original Placement Agreement entered into by Detian Yu on January 27, 2010 with the Placement Agent (the “Original Placement Agreement”), we engaged the Placement Agent to act as the exclusive agent to sell the Units in this Offering on a “commercially reasonable efforts basis.”  The Placement Agent received cash fees equal to 7% of our gross proceeds received in connection with an equity financing and a cash corporate finance fee equally to 1% of our gross proceeds raised in the Offering, payable at the time of each Closing; five (5) year warrants to purchase that number of Series A Preferred Shares and Shares equal to 5% of the aggregate number of Series A Preferred Shares and Shares underlying the Units issued pursuant to this Offering; and a non-refundable cash retainer (or restricted shares) of $25,000 payable upon the execution of the retainer agreement.  We also agreed to pay for all of the reasonable expenses the Placement Agent incurred in connection with the Offering.

Index

On May 10, 2010, we closed on the second and final round (the “Final Closing”) of the private placement offering (the “Offering”) previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2010 (the “May 3rd 8-K”).  Through the sale of 589,689 Units comprised of (i) 589,689 shares of our Series A Convertible Preferred Stock (the “Series A Preferred Shares”) and (ii) 235,882 five year warrants (the “Series A Warrants”) with an exercise price of $5.06 per share, to certain accredited investors (the “Investors”) for total gross proceeds of $2,594,607.

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

Index

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

We mainly operate in the Shanxi Province, China in the business of bulk purchasing, preliminary processing, product preservation, distribution, and wholesale of organic grains and corns.  Corns are mainly wholesale distributed to agricultural product trading companies.  Grains are distributed through wholesale and through the network of supermarkets with our own brand names, including “De Yu” and “Shi-Tie” for certified organic grain products.  We have established a complete chain of cultivation, seed breeding, research and development, production, marketing, and a nationwide distribution network in China.  We currently control approximately 367 million square meters (or 550,000 mu) of farmland, with 120,000-ton storage capacity, and 3 exclusive railway lines.  In addition, on September 30, 2010, we purchased land use rights to 35.3 million square meters (or 53,000 mu) of farmland in the Shanxi Province.

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

The accompanying consolidated financial statements include the financial statements of Deyu Agriculture Corp. and its wholly-owned subsidiaries.  All material intercompany balances and transactions have been eliminated.

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

As a result of the financings associated with the reverse merger, we had, as of September 30, 2010, $204,881 in two escrow accounts held at Wachovia Bank (Wells Fargo Bank, NA).  The use of these funds requires the written approval of our placement agent and us.  The funds in these escrow accounts are designated for certain expenses, such as investor relations, accounting/consulting fees, SEC fees, and stock transfer agent fees.  This amount is designated as restricted cash under current assets on our balance sheet, as we expect to utilize these funds within the current fiscal year.

Index

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed.  We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves.  As of September 30, 2010 and December 31, 2009, there were no customers with accounts receivable greater than six months past due.

Inventories

Our inventories are stated at lower of cost or market.  Cost is determined on moving-average basis.  Costs of inventories include purchase and related costs incurred in delivering the products to their present location and condition.  Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions.  Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if valuation allowance is required.  As of September 30, 2010 and December 31, 2010, management had identified no slow moving or obsolete inventory.

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

We also analyze all financial instruments with features of both liabilities and equity under ASC 480-10 (formerly SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”) and ASC 815-40 (formerly EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”).  We have determined ASC 480-10 (formerly SFAS 150) and ASC 815-40 (formerly EITF 00-19) will not have a material effect on our financial position or results of operations.

Index

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

Our revenue is recognized net of value-added tax (VAT) and sales discounts based on volume achieved in the same period that the related revenue is recorded.  The estimates are based on historical sales discounts, analysis of credit memo data, and other factors known at the time.  For the nine months ended September 30, 2010 and 2009, sales discounts were $391,419 and $635,775, respectively.

We offer a right of exchange on our deep end processed grain products sold through our relationship with grocery store networks.  The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased.  Per FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes.

Income taxes

We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes ASC 740.”  ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption of ASC 740 had no effect on our consolidated financial statements.

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

Index

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

Recent pronouncements

In July 2009, the FASB’s ASC became the single, official source of authoritative, non-governmental GAAP in the United States.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the SEC.  This guidance is effective for interim and annual periods ending after September 15, 2009.  We adopted the provisions of this guidance for the year ended December 31, 2009.  Our accounting policies were not affected by the conversion to the ASC.  However, references to specific accounting standards have been changed to refer to the appropriate section of the ASC.

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

Index

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

In May 2009, the FASB issued guidance now incorporated in ASC Topic 855 “Subsequent Events” (formerly SFAS No. 165).  This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued.  Among other items, the guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  It is effective for interim and annual periods ending after June 15, 2009.  There was no material impact upon the adoption of this standard on our consolidated financial statements.

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

In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. We do not expect that this pronouncement will impact our consolidated financial statements.

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

NOTE 3.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30, 2010	December 31, 2009
Accounts receivable	$8,170,985	$4,200,749
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$8,170,985	$4,200,749

NOTE 4.	INVENTORY

Inventory consisted of the following:

	September 30, 2010	December 31, 2009
Raw materials – grains	$579,720	$1,323,848
Raw materials – corns	310,658	-
Work in process – grains	338,857	-
Finished goods – grains	1,749,465	412,995
Finished goods – corns	5,762,423	6,496,917
Total Inventory	8,741,123	8,233,760
Less: Reserve for inventory valuation	(57,746)	-
Total	$8,683,377	$8,233,760

Index

NOTE 5.	PREPAID EXPENSES

Prepaid expenses consisted of the following:

	September 30, 2010	December 31, 2009

Prepayment for equipment	551,292	600,653
Deductible value-added taxes (VAT)	81,596	442,646
Prepaid rent	41,103	60,773
Prepaid government provident fund	12,171	-

Total	$686,162	$1,104,072

NOTE 6.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	September 30, 2010	December 31, 2009
Automobiles	$1,029,078	$495,282
Buildings	1,611,607	1,529,035
Office equipment	610,382	163,177
Machinery and equipment	2,594,496	1,648,748

Total cost	5,845,563	3,836,242
Less: Accumulated depreciation	(1,267,305)	(896,767)
Property, plant, and equipment, net	$4,578,258	$2,939,475

The buildings owned by us located in Jinzhong, Shanxi Province, China are used for production, warehouse, and offices for the grains business.  The building structure is mainly constructed of light steels and bricks.  For the year ended December, 31 2009, we observed a significant decrease in the construction cost of such property structure during our annual impairment testing of long-lived assets.  While future estimated operating results and cash flows are considered, we eventually employed the quoted replacement cost of the buildings as comparable market data.  As a result of this analysis, we concluded that the carrying amount of the buildings exceeded their appraised fair value, and recorded an impairment of $556,312 as operating expense for the year ended December 31, 2009.   As of September 30, 2010, management has determined that additional impairments were not needed, and we will continue to periodically review the carrying value.

Depreciation expense for the nine months ended September 30, 2010 and September 30, 2009 was $347,548 and $233,682, respectively.  As of September 30, 2010 and December 31, 2009, $0 and $631,419 of machinery and equipment were pledged as collateral for short-term bank loans, respectively (see Note 9).

NOTE 7.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2010	December 31, 2009
Right to use land	$2,901,876	$74,715
Less: Accumulated depreciation	-	(74,715)
Intangible assets, net	$2,901,876	$-

According to government regulations of the PRC, the PRC Government owns all land.  We lease and obtain the certificate of right to use the industrial land of 11,667 square meters with the PRC Government in Jinzhong, Shanxi Province where Jinzhong Deyu’s buildings and production facility are located at.  The term of the right is four to five years and renewed upon expiration.  The right was fully amortized as of September 30, 2010 and December 31, 2009, using the straight-line method.  The current term of the right is for the period from March 14, 2007 to March 14, 2011.  Amortization expense recorded for the nine months ended September 30, 2010 and 2009 was $0.

Index

On September 30, 2010, we acquired the land use rights to approximately 53,000 mu (8,731 acres) of ecological farmland from Shanxi Jinbei Plant Technology Development Co. Ltd. for RMB19,415,000 (or $2,900,000).  The land use rights cover a period of 42 to 43 years, and will be amortized using the straight-line method.  There has been no amortization expense recorded for the nine months ended September 30, 2010

As of September 30, 2010, the rights to use land were not pledged as collateral.  As of December 31, 2009, the right to use land was pledged as collateral for short-term bank loans (see Note 9).

NOTE 8.	OTHER ASSETS

Other assets consisted of timber, timberland, and farmland in the amount of $1,537,398 and $1,506,902 as of September 30, 2010 and December 31, 2009, respectively.  According to government regulations of the PRC, the PRC Government owns timberland and farmland.  We lease and obtain the certificate of right to use farmland of approximately 1,605 acres (or 10,032 mu) for the period from August 2005 to December 2031.  For the same farmland, we obtain the certificate of the right to timber and 896 acres (or 5,600 mu) of timberland for the period from August 2006 to August 2028.  Timber mainly includes pine trees and poplar trees.

These timber, timberland, and farmland were not for operating use or intended for sale.  Based on management’s assessment, there was no impairment for the nine months ended September 30, 2010 and September 30, 2009.

NOTE 9.	SHORT-TERM LOANS

Short-term loans consisted of the following:

	September 30, 2010	December 31, 2009
Bank loan payable to Jinzhong Economic Development District Rural Credit Union, bearing interest at 12.204% per annum and due March 8, 2011. The use of proceeds from the loan is restricted for purchase of raw materials. Jinzhong Deyu provided guarantees on the loan.	$1,270,458	$-

Bank loan payable to Shanxi Province Rural Credit Union, bearing interest at 10.98% per annum and due January 13, 2011. The use of proceeds from the loan is restricted for purchase of corns. Jinzhong Deyu and Jinzhong Yuliang provided guarantees on the loan for a period of two years starting from January 13, 2011.	1,270,458	-

Loan payable to Hangzhou TianCi Investment Management Co., Ltd., an unrelated party. The loan was unsecured, bearing no interest and no due date was specified.	54,854	732,504

Bank loan payable to Shanxi Province Rural Credit Union , bearing interest at 11.592% per annum and due December 8, 2010. The use of proceeds from the loan is restricted for purchase of corns. Jinzhong Deyu and Jinzhong Yongcheng provided guarantees on the loan for a period of two years starting from December 8, 2010.	597,863	-

Bank loan payable to Agricultural Development Bank of China, bearing interest at 5.31% per annum and due June 22, 2010. The loan was collateralized by buildings, machinery and equipment, and right to use land. The use of proceeds from the loan was restricted for purchase of grains. This loan was paid in full on May 7, 2010.		175,801

Bank loan payable to Shanxi Province Rural Credit Union, bearing interest at 9.756% per annum and due February 15, 2010. The loan was obtained by Jinzhong Yongcheng and guaranteed by Jinzhong Yuliang, and the use of proceeds from the loan was restricted for purchase of corns. The loan was paid in full in February 2010.		673,904

Bank loan payable to Agricultural Development Bank of China, bearing interest at 5.31% per annum and due March 26, 2010. The loan was collateralized by buildings, machinery and equipment, and right to use land. The use of proceeds from the loan was restricted for purchase of grains. This loan was paid in full on March 29, 2010.		219,751

Total	$3,193,633	$1,801,960

Index

NOTE 10.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2010	December 31, 2009
Accrued payroll	$57,259	$45,278
Accrued office lease	29,233	-
Accrued interest	6,290	-
Accrued VAT and other taxes	117,466	71,690
Total	$210,248	$116,968

NOTE 11.	INCOME TAXES

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

The provision for income taxes from continuing operations on income consists of the following for the nine months ended September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009

Income tax expense – current	$-	$-
Income tax benefit – deferred	-	-
Total income tax expense	$-	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate for the nine months ended September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009
U.S. statutory corporate income tax rate	34%	34%
PRC tax rate difference	(9%)	(9%)
Effect of tax exemption	(25%)	(25%)
Effective tax rate	-	-

Index

NOTE 12.	RELATED PARTY TRANSACTIONS

Due to related parties:

	September 30, 2010	December 31, 2009
Advances from -
Mr. Junde Zhang	$0	$61,530
Mr. Jianming Hao	0	84,120
Total	$0	$145,650

Mr. Jianming Hao is our Chief Executive Officer and Managing Director.  Mr. Junde Zhang is a Vice President and Director.  The advances as of December 31, 2009 were unsecured, bearing no interest, and no due date was specified.

NOTE 13.	CONCENTRATION OF CREDIT RISK

As of September 30, 2010, $204,881 of restricted cash, as a result of the private placement and financings, was maintained in two accounts at Wachovia Bank (now Wells Fargo Bank N.A) in the United States.  Wells Fargo Bank NA is currently rated 3 ½ (out of 4) by Bauer Financial, and management believes the risk to the uninsured amount is minimal.  All remaining cash balances as of September 30, 2010, and all of our cash balances in bank as of December 31, 2009, were maintained within the PRC where no rule or regulation is currently in place to provide obligatory insurance for bank deposits in the event of bank failure.  However, we have not experienced any losses in such accounts and we believe we are not exposed to such risks on our cash balances in the bank.

For the nine month period ended September 30, 2010 and for the year ended December 31, 2009, all of our sales were generated in the PRC.  In addition, all accounts receivable as of September 30, 2010 and December 31, 2009 were due from customers located in the PRC.

For the nine month period ended September 30, 2010 and for the year ended December 31, 2009, one customer accounted for 33% and 42% of our gross revenue, respectively, and no other single customer accounted for greater than 10%.  As of September 30, 2010 and December 31, 2009, the same customer accounted for 6.9% and 35% of our accounts receivable, respectively.

NOTE 14.	COMMITMENTS AND CONTINGENCIES

Leases:
We lease railroad lines, warehouses, and offices under operating leases.  Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

Operating Leases
As of September 30,
2011	$239,043
2012	218,000
2013	170,669
2014	170,669
2015	170,669
Thereafter	1,454,176
$2,423,226

Index

NOTE 15.	Series A Convertible Preferred Stock

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

In connection with the sales of the Series A Preferred and warrants, we also entered into a Registration Rights Agreement with the Investors, in which we agreed to file a registration statement with the Securities and Exchange Commission to register for resale the Investor Shares, within 60 calendar days of the Closing Date and use our best efforts to have the registration statement declared effective within 150 calendar days of the Closing Date of the Private Placement. The Registration Rights Agreement provided that if we failed to file or achieve effectiveness we will be required to pay monthly liquidated damages in cash to each Investor of 0.5% of the dollar amount of the purchase price of the Investor Shares, on a pro rata basis, for each 30 day period the Registration Statement is not declared effective, up to a maximum of 8% of the purchase price. No liquidated damages were required to be paid with respect to any shares that we are not permitted to include in the Registration Statement due to the SEC’s application of Rule 415. We account for liquidating damages, if any, when they are both probable of payment and estimable in amount. As of September 30, 2010, we have not recorded any amounts related to liquidated damages.  On June 15, 2010 we filed a Registration Statement on Form S-1 with the United States Securities and Exchange Commission (the “SEC”), and on October 21, 2010, the SEC declared our Form S-1 effective.

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

On November 4, 2010, the Company’s Board of Directors approved the Company’s 2010 Share Incentive Plan (the “Plan”).  Under the Plan, 1,000,000 shares of the Company’s common stock shall be allocated to and authorized for use pursuant to the terms of the Plan.  On November 8, 2010, a total of 926,000 non-qualified stock options (the “Options”) were approved and granted under the Plan to executives and key employees at an exercise price of $4.40 per share, of which shall vest as follows:

(i)           33 1/3% of the option grants be vested one (1) month after the date of grant;
(ii)           33 1/3% of the option grants be vested twelve (12) months after the date of grant; and
(iii)           33 1/3% of the option grants be vested twenty-four (24) months after the date of grant

As of the date of this filing, the Company has been in the process of determining the fair value of the Options granted and proper accounting treatment.  Such process is expected to be completed during the fourth quarter of 2010.

NOTE 17.	SEGMENT REPORTING

As defined in ASC Topic 280, “Segment Reporting”, the Company has two reportable segments, the grain division and the corn division.  The two segments were identified primarily based on the difference in products.  The grain division is comprised of Jinzhong Deyu and Detian Yu in the business of bulk purchasing grains from farmers and distributing to wholesalers and supermarkets with our own brand names, which are “De Yu” and “Shi-Tie” for certified organic grain products.  The corn division is comprised of Jinzhong Yongcheng and Jinzhong Yuliang which are in the business of bulk purchasing corns from farmers and distributing to agricultural product trading companies through wholesale.  Other entities consolidated under the Company are mainly for holding purposes and do not plan to earn revenues, and may only incur incidental activities.

Information about the two reportable segments is presented in the following tables:

Nine Months Ended September 30, 2010	Grain Division	Corn Division	Others		Total
Revenues from external customers	$9,104,535	$44,791,393	$		$53,895,929
Intersegment revenues	-	-			-
Interest revenue	2,464	2,599		2	5,065
Interest expense	(6,651)	(236,148)			(242,799)
Net interest (expense) income	(4,187)	(233,549)		2	(237,734)
Depreciation and amortization	(212,668)	(125,260)		(9,620)	(347,548)
Segment net profit (loss)	1,669,492	6,529,428		(649,282)	7,549,639

Nine Months Ended September 30, 2009	Grain Division	Corn Division	Others		Total
Revenues from external customers	$6,269,988	$20,049,684	$		$26,319,671
Intersegment revenues	-	-			-
Interest revenue	3,280	2,971			6,251
Interest expense	(8,096)	(58,839)			(66,935)
Net interest expense	(4,817)	(55,868)			(60,685)
Depreciation and amortization	(113,916)	(119,767)			(233,682)
Segment net profit	3,072,765	2,267,086			5,339,850

Three Months Ended September 30, 2010	Grain Division	Corn Division	Others		Total
Revenues from external customers	$3,150,196	$17,829,881	$		$20,980,077
Intersegment revenues	-	-			0
Interest revenue	1,048	555		(3)	1,600
Interest expense	(28)	(90,180)			(90,208)
Net interest (expense) income	1,019.60	(89,625)		(3)	(88,608)
Depreciation and amortization	(108,785)	(42,007)		(5,670)	(156,462)
Segment net profit (loss)	35,972	2,503,219		(433,192)	2,106,000

Three Months Ended September 30, 2009	Grain Division	Corn Division	Others		Total
Revenues from external customers	$2,298,575	$9,419,418	$		$11,717,993
Intersegment revenues	-	-			-
Interest revenue	2,331	1,651			3,981
Interest expense	(5,313)	(23,090)		(1)	(28,404)
Net interest expense	(2,983)	(21,439)			(24,422)
Depreciation and amortization	(44,582)	(42,921)			(87,502)
Segment net profit	1,143,559	1,300,179			2,443,737

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and related notes appearing elsewhere in this Prospectus.  Various statements have been made in this Prospectus that may constitute “forward-looking statements”. Forward-looking statements may also be made in Deyu Agriculture Corp.’s Quarterly and Annual Reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) and in other documents. In addition, from time to time, Deyu Agriculture Corp. through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Deyu Agriculture Corp. undertakes no obligation to update or revise any forward-looking statements. References to “we,” “our,” “ours” and “us” refer to Deyu Agriculture Corp. and its wholly owned subsidiary City Zone, unless otherwise indicated. References to the “PRC” or “China” are to the People’s Republic of China

Overview

On April 27, 2010, we completed the acquisition of City Zone Holdings Limited, an emerging organic and non-organic agricultural products distributor in the Shanxi Province of The People’s Republic of China engaged in procuring, processing, marketing and distributing various grain and corn products (“City Zone”), by means of a share exchange (the “Share Exchange”).  As a result of the Share Exchange, City Zone became a wholly-owned subsidiary of ECBI and ECBI is a holding company. Simultaneously with the acquisition, we completed a private placement offering in the gross amount of $8,211,166 of the sale of securities to accredited investors at $4.40 per unit, with each “Unit” consisting of one share of Series A Convertible Preferred Stock, and a warrant to purchase 0.4 shares of common stock with an exercise price of $5.06 per share.

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

In connection with the financing transaction, we entered into (i) a Registration Rights Agreement, (ii) a Lock-Up Agreement, and (iii) a Securities Escrow Agreement for a make good arrangement with our management (together with the Securities Purchase Agreement, these agreements shall be referred to as the “Financing Documents”).

The private placement closed simultaneously with the signing of the Financing Documents and our issuing of 2,455,863 shares of Series A Convertible Preferred Stock and warrants exercisable into 982,361 shares of common stock to certain investors (collectively, the “Investors”).  Pursuant to its terms, the Series A Convertible Preferred Stock receive cumulative dividends at a rate of 5% per annum and can be converted into common stock on a 1:1 basis, subject to applicable adjustments.  Pursuant to its terms, the warrants can be converted into 982,361 shares of common stock at an exercise price of $5.06 per share (the "Warrants").  The Warrants will expire on April 27, 2015.

In connection with the Private Placement and as part of the Financing Documents, we also entered into a Registration Rights Agreement, whereby, we agreed to file a registration statement on Form S-1 (or other applicable Form) within 60 days of the close of such financing.  If the registration statement was not timely filed or was not declared effective within 180 days from the closing, we could have been liable for damages in the amount of 0.5% of the purchase price per month until the default is cured. We filed a Registration Statement on Form S-1 with the United States Securities and Exchange Commission (the “SEC”) on June 15, 2010, and on October 21, 2010, the SEC declared the Form S-1 effective.

Index

We also entered into a Lock-Up Agreement with the Investors, pursuant to which the common stock owned by the management of City Zone will be locked-up until six (6) months after the Registration Statement is declared effective.

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

Additionally, as a result of the Share Exchange, we changed our fiscal year end to December 31.

On May 19, 2010, we filed with the Secretary of State for the State of Nevada a Certificate of Amendment to our Articles of Incorporation changing our name from “Eco Building International, Inc.” to “Deyu Agriculture Corp.” FINRA declared the name change effective on June 2, 2010.

Description of Our Business

Operating through our wholly-owned subsidiaries, Jinzhong Deyu Agriculture Trading Co. Limited (“Deyu Agriculture”), Jinzhong Yongcheng Agriculture Trading Co. Limited (“Yongcheng”), and Jinzhong Yuliang Agriculture Trading Co. Limited (“Yuliang ”), we are an organic and non-organic agricultural products distributor in the Shanxi province of the People’s Republic of China engaged in procuring, processing, marketing and distributing various grain and corn products. Deyu Agriculture focuses on processing and distributing grain products. Yongcheng and Yuliang focus on distributing corn and corn byproducts.

●
Grain Products –Deyu Agriculture procures and distributes grain products including millet, green beans, soy beans, black rice, and whole wheat flour. Deyu Agriculture acquires unprocessed grains and performs preliminary value-added processes to the grains such as peeling, cleaning, grinding and packaging. The majority of our finished products are then sold directly to supermarkets and grain wholesalers. We believe Deyu Agriculture is the only company in the Shanxi province to have a portion of its products certified as “Organic” by the China Organic Food Certification Center. The certification is effective from December 31, 2009 to December 20, 2010.

●
Corn –Yongcheng and Yuliang process and distribute corn and corn byproducts. Yongcheng and Yuliang acquire unprocessed corn and perform preliminary value-added processes such as cleaning, drying, and packaging.

Our principal office is located at Tower A, Century Centre, Room 808, 8 North Star Road, Beijing, PRC. Our telephone number is (86)-13828824414. Our fax number is (86)-10-62668413. Our common stock is quoted on the OTC Bulletin Board under the trading symbol “DEYU.”

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

Our deep processed grain products are higher margin products than our rough processed corn.  As such, we have increased our efforts to enter into supermarkets in Tier 1 and Tier 2 cities in China.  Beijing, Shanghai and Guangzhou are considered Tier 1 cities in China because they were the first to be opened up to competitive economic development and are the most populous, affluent and competitive.  Tier 2 cities, such as Tianjin, Suzhou, Dalian, Qingdao and Hangzhou, have a smaller population and are not as developed as Tier 1 cities.  Additionally, based upon our perceived and historical growing demand for our deep processed grain products, the changing dietary demands, and the increase in health and nutrition consciousness of the Chinese people, we believe we have a unique opportunity to substantially increase our revenues, net income and gross margins.  Management has also begun an initial evaluation of the viability of exporting our deep processed grain products to other countries, such as Japan and the United States.  We believe significant factors that could affect our operating results are the (i) cost of raw materials, (ii) prices and margins of our products to our retailers and their markup to the end users, (iii) consumer acceptance of our deep processed grain products, (iv) general economic conditions in China, and (v) the changing dietary habits of the people of China towards our quality organic food.

Index

Results of Operations

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Net Revenue: Our sales for the three months ended September 30, 2010 were $21.0 million compared to sales of $11.7 million for the three months ended September 30, 2009, an increase of approximately $9.26 million, or 79%.

The following table breaks down the distribution of our sales volume and amount by division and as a percentage of gross sales:

	For the three months ended September 30, 2010					For the three months ended September 30, 2009
	Sales Volume (ton)	Gross Sales	Less Sales Discount	Net Sales	% of total sales	Sales Volume (ton)	Gross Sales	Less Sales Discount	Net Sales	% of total sales

Grains Division	1,539	3,150,196	-	3,150,196	15%	1,822	2,495,503	(196,928)	2,298,575	20%
Corn Division	62,760	17,829,881	-	17,829,881	85%	37,140	9,419,418	-	9,419,418	80%
Total	64,299	20,980,077	-	20,980,077	100%	38,962	11,914,921	(196,928)	11,717,993	100%

Grain related sales totaled $3.2 million for the three months ended September 30, 2010, as compared to $2.3 million for the three months ended September 30, 2009.  This represents an increase of $0.9 million or 37%.  Corn sales totaled $17.8 million for the three months ended September 30, 2010 and totaled $9.4 million for the three months ended September 30, 2009.  This represents an increase of $8.4 million between the two periods, or 89%.  The increase in grain sales is mostly attributable to our growth strategy of selling our product in grocery stores and other retail outlets, which increased to approximately 4,000 supermarkets and 500 stores as of September 30, 2010.  The increase in corn sales is primarily attributable to increasing sales to existing customers and adding new smaller customers.

Index

The following tables set forth our three major customers in each division for the three months ended September 30, 2010 and 2009, respectively:

Grains Division:

	% of Gross Sales for the three months ended September 30,
Top Three Customers	2010	2009
Customer O	4.7%	-
Customer P	4.1%	-
Customer Q	3.9%	-
Top Three Customers as % of Total Gross Sales	12.7%	-

Corn Division:

	% of Gross Sales for the three months ended September 30,
Top Three Customers	2010	2009
Shanghai Yihai Trading Co. Ltd., Shanxi Office	25.0%	47.6%
Customer R	3.1%	2.1%
Customer K	3.0%	-
Top Three Customers as % of Total Gross Sales:	31.1%	49.7%

During the three months ended September 30, 2010, our three major customers of the grains division accounted for 12.7% of total gross sales, increased from 0.0% for the three months ended September 30, 2009, primarily due to the Company’s growth of sales into retail markets in Tier 1 and Tier 2 cities in China in 2010.

During the three months ended September 30, 2010, our three major customers of the corn division accounted for 31.1% of total gross sales, a decrease from 49.7 % for the three months ended September 30, 2009, primarily due to the increased number of customers in 2010 that diversified the concentration of sales from our top customers as a percentage of total gross sales.

As of September 30, 2010, the accounts receivable due from the three major customers of the grains division as identified for the three-month period represented 12.4% of total accounts receivable of the division comparing to 0.0% as of September 30, 2009, or 3.5% of our consolidated accounts receivable as of September 30, 2010 comparing to 0.0% as of September 30, 2009.  Such variance was mainly a result of our increased sales efforts in the grain division in 2010.  All of our accounts receivable balances were aging within six months as of September 30, 2010 and 2009.

As of September 30, 2010, the accounts receivable due from the three major customers of the corn division as identified for the three-month period represented 15.2% of total accounts receivable of the division comparing to 44.7% as of September 30, 2009, or 10.8% of our consolidated accounts receivable as of September 30, 2010 comparing to 33.4% as of September 30, 2009.  Such variance was mainly a result of the different timing of collections from the customers.  All of our accounts receivable balances were aging within six months as of September 30, 2010 and 2009.

Cost of Goods Sold: Cost of goods sold was $16.1 million for the three months ended September 30, 2010, compared to cost of goods sold of $8.6 million for the three months ended September 30, 2009, an increase of $7.5 million or 86.5%.  This increase in cost of goods sold is primarily due to the 79% increase in net revenues for this period.  We did experience an increase in grain costs for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, due to temporary grain shortages in other parts of China, caused by drought and floods.  As a percentage of net revenue, however, cost of goods sold increased 3.2% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, which stood at 76.8% and 73.6%, respectively.

Gross Profit: As a result of the increases in net revenues and cost of goods sold, gross profits for the three months ended September 30, 2010 was $4.9 million, compared to gross profits of $3.1 million for the three months ended September 30, 2009.  This represents an increase of $1.8 million, or 58.2%.  Gross profit margin for grain sales decreased 10.1%, to 41.6% for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 of 51.7%.  This was primarily due to the increase in grain prices in the third quarter. The gross profit margin for corn sales remained constant at 20% for the three months ended September 30, 2010, and 20.1% for the three months ended September 30, 2009.  Overall, the total gross profit margin decreased 3.1%, from 26.3% for the three months ended September 30, 2009 as compared to 23.2% for the three months ended September 30, 2010.

	For the three months ended September 30, 2010
	Grain	Corn	Total
Net Revenue	$3,150,196	$17,829,881	$20,980,077
COGS	(1,840,526)	(14,261,873)	(16,102,399)
Gross Profit	$1,309,670	$3,568,008	$4,877,678
Margin %	41.6%	20.0%	23.2%

Index

	For the three months ended September 30, 2009
	Grain	Corn	Total
Net Revenue	$2,298,575	$9,419,418	$11,717,993
COGS	(1,109,911)	(7,524,915)	(8,634,826)
Gross Profit	$1,118,663	$1,894,504	$3,083,167
Margin %	51.7%	20.1%	26.3%

Selling Expenses:  Primarily due to transportation costs related to increasing corn and grain revenues, and an increase in our up front costs in expanding our retail distribution network for our grain products, selling expenses increased $952,000, or 178.4% for the three months ended September 30, 2010 when compared to the three months ended September 30, 2009.  Expenses increased to $1.5 million for the three months ended September 30, 2010 from $534,000 for the three months ended September 30, 2009.  As a percent of net revenue, selling expenses were 7.1% of net revenue for the three months ended September 30, 2010, an increase of 2.5% from 4.6% of net revenue for the three months ended September 30, 2009.

General and Administrative Expenses: For the three months ended September 30, 2010, general and administrative expenses totaled $1.1million.  For the three months ended September 30, 2009, they totaled $82,000.  This represents an increase between the two periods of $986,000 or 1,209%.  The increase was mainly resulted from the growth of our business and higher administrative expenses after completing the reverse merger and Private Placement, along with an increase in costs for personnel and conducting an investor outreach. As a percentage of net revenues, general and administrative expenses were 5.1% and 0.7% for the three months ended September 30, 2010 and September 30, 2009, respectively.  This represents an increase of 4.4%.

Interest Expense: Interest expense for the three months ended September 30, 2010 was $90,000, compared to interest expense of $28,000 for the comparable period in 2009, an increase of $62,000, or 217.6%.  This was primarily due to an increase in short term borrowings to $3.2 million on September 30, 2010 from $1.1 million on September 30, 2009.  The borrowing was primarily due to increase inventory in advance of anticipated price increases and other short term funding needs.

Net Income: Net Income, prior to the adjustment for the preferred stock dividend, for the three months ended September 30, 2010 was $2.1 million compared to $2.4 million for the three months ended September 30, 2009, a decrease of $0.3 million or 13.8%.

There was no significant impact on our operations as a result of inflation for the three months ended September 30, 2010.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Net Revenue: Our net revenues for the nine months ended September 30, 2010 were $53.9 million, compared to sales of $26.3 million for the nine months ended September 30, 2009, an increase of $27.6 million or 104.8%.

The following table breaks down the distribution of our sales volume and amount by division and as a percentage of gross sales:

	For the nine months ended September 30, 2010					For the nine months ended September 30, 2009
	Sales Volume (ton)	Gross Sales	Less Sales Discount	Net Sales	% of total sales	Sales Volume (ton)	Gross Sales	Less Sales Discount	Net Sales	% of total sales

Grains Division	6,376	9,495,954	(391,419)	9,104,535	17%	5,226	6,905,763	(635,775)	6,269,988	24%
Corn Division	161,355	44,791,393	-	44,791,393	83%	86,280	20,049,683	-	20,049,683	76%
Total	167,731	54,287,347	(391,419)	53,895,929	100%	91,506	26,955,446	(635,775)	26,319,671	100%

Net revenue for grain sales was $9.1 million for the nine months ended September 30, 2010, compared to $6.3 million for the nine months ended September 30, 2009.  This represents an increase of $2.8 million or 45.2%, which is primarily attributable to the expansion of our grain sales through supermarkets and other outlets, which totals more than 4,000 supermarkets and 500 stores as of September 30, 2010.  Net revenue for corn sales for the nine months ended September 30, 2010 was $44.8 million, an increase of $24.7 million or 123.4% over the nine month ended September 30, 2009 net revenue of $20 million.  The increase in corn sales is attributable to increasing sales with our existing customers and the addition of some smaller customers.

Index

The following tables set forth our three major customers in each division for the nine months ended September 30 2010 and 2009, respectively:

Grains Division:

	% of Gross Sales for the nine months ended September 30,
Top Three Customers	2010	2009
Customer B	5.9%	10.9%
Customer M	5.4%	5.8%
Customer N	4.4%	10.7%
Top Three Customers as % of Total Gross Sales	15.7%	27.4%

Corn Division:

	% of Gross Sales for the nine months ended September 30,
Top Three Customers	2010	2009
Shanghai Yihai Trading co., Ltd., Shanxi Office	32.8%	49.3%
Customer L	3.1%	2.0%
Customer K	2.8%	-
Top Three Customers as % of Total Gross Sales:	38.7%	51.3%

During the nine months ended September 30, 2010, our three major customers of the grains division accounted for 15.7% of total gross sales, a decrease of 11.7% from the nine months ended September 30, 2009 of 27.4%, primarily due to the Company’s increasing its number of retail markets in 2010.

During the nine months ended September 30, 2010, our three major customers of the corn division accounted for 38.7% of total gross sales, a decrease of 12.6% from 51.3 % for the nine months ended September 30, 2009, primarily due to the increased number of customers in 2010 that diversified the concentration of sales from our top customers as a percentage of total gross sales.

As of September 30, 2010, the accounts receivable due from the three major customers of the grains division as identified for the nine month period represented 6.4% of total accounts receivable of the division comparing to 29.6% as of September 30, 2009, or 1.8% of our consolidated accounts receivable as of September 30, 2010 comparing to7.5% as of September 30, 2009.  Such variance was mainly a result of our increased sales efforts in the grain division in 2010.  All of our accounts receivable balances were aging within six months as of September 30, 2010 and 2009.

As of September 30, 2010, the accounts receivable due from the three major customers of the corn division as identified for the three-month period represented 14.3% of total accounts receivable of the division comparing to 44.4% as of September 30, 2009, or 10.2% of our consolidated accounts receivable as of September 30, 2010 comparing to 33.2% as of September 30, 2009.  Such variance was mainly a result of the different timing of collections from the customers.  All of our accounts receivable balances were aging within six months as of September 30, 2010 and 2009.

Cost of Goods Sold: Cost of goods sold was $40.8 million for the nine months ended September 30, 2010, compared to cost of goods sold of $19.5 million for the nine months ended September 30, 2009, an increase of $21.3 million or 109.2%.  Cost of goods sold for grains was $5.2 million for the nine months ended September 30, 2010, compared to $3.1 million for the nine months ended September 30, 2009.  This represents an increase of $2.1 million or 70.3%.  Cost of goods sold for corn for the nine months ended September 30, 2010 was $35.5 million, an increase of $19 million or 116.5% over the cost of goods sold for corn for the nine month ended September 30, 2009 of $16.4 million.  These increases are due primarily to the increase in net revenues, as well as an increase in our grain costs.  Additionally, during the Chinese New Year (January and February 2010) we temporarily reduced prices to stimulate sales of grain products.  As a percentage of net revenue, total cost of goods sold for the nine months ended September 30, 2010 was 75.6%, an increase of only 1.6% compared to the nine month ended September 30, 2009 of 74%.

Index

Gross Profit: Gross profits for the nine months ended September 30, 2010 was $13.1 million compared to gross profits of $6.8 million for the comparable period in 2009, an increase of $6.3 million or 92.1%.  Gross profit for grain sales for the nine months ended September 30, 2010 was $3.9 million, compared to gross profit of $3.2 million for the nine months ended September 30, 2009, an increase of $700,000 or 21.3%.  Gross profit was negatively impacted by an increase in grain costs, and the accrual of $390,000 sales discounts associated with gaining entry into new supermarkets, and a temporary price reduction during the Chinese New Year (January and February 2010), for the nine months ended September 30, 2010.   Gross profit margin for grain sales was 42.7% for the nine months ended September 30, 2010 compared to 51.2% for the nine months ended September 30, 2009, a decrease of 8.5%.  Gross profit margin for corn sales increased 2.5% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  Gross profit margin for corn sales for the nine months ended September 30, 2010 was 20.6% compared to the gross profit margin of 18.1% for the nine months ended September 30, 2009.  Total sales margin decreased 1.6% for the nine months ended September 30, 2010 to 24.4% compared to the nine months ended September 30, 2009 of 26%.

	For the Nine Months Ended September 30, 2010
	Grain	Corn	Total
Net Revenue	$9,104,535	$44,791,393	$53,895,929
COGS	(5,215,299)	(35,545,275)	(40,760,575)
Gross Profit	$3,889,236	$9,246,118	$13,135,354
Margin %	42.7%	20.6%	24.4%
	For the Nine Months Ended September 30, 2009
	Grain	Corn	Total
Net Revenue	$6,269,988	$20,049,684	$26,319,671
COGS	(3,062,557)	(16,418,442)	(19,480,999)
Gross Profit	$3,207,431	$3,631,242	$6,838,672
Margin %	51.2%	18.1%	26.0%

Selling Expenses:  Selling expenses for the nine months ended September 30, 2010 were $3.1 million, compared to $1.2 million for the nine months ended September 30, 2009.  This represents an increase of $1.9 million or 160%.  Most of this increase is due to packaging costs, which rise incrementally with the increases in products sold, and the upfront costs to establish our retail distribution market. As a percentage of net revenue, selling expenses were 5.7% of net revenue for the nine months ended September 30, 2010 and 4.5% of net revenue for the nine months ended September 30, 2009, an increase of 1.2%.

General and Administrative Expenses:  For the nine months ended September 30, 2010, general and administrative expenses totaled $2.0 million, as compared to $252,000 for the nine months ended September 30, 2009.  This represents an increase of $1.8 million, or 701.8%.  The increase was mainly resulted from the growth of our business and higher administrative expenses after completing the reverse merger and private placement.  As a percentage of net revenue, for the nine months ended September 30, 2010 and September 30, 2009, general and administrative costs were 3.8% and 1.0%, respectively.

Interest Expense: Interest expense for the nine months ended September 30, 2010 was $243,000 compared to interest expense of $67,000 for the comparable period in 2009, an increase of $176,000 or 262.7%.  This increase is attributable to the increase in short term borrowings, which totaled $3.2 million as of September 30, 2010, compared to $1.1 million as of September 30, 2009. The borrowing was primarily due to increase inventory in advance of anticipated price increases and other short term funding needs.

Index

Net Income: Net income, prior to the income adjustment for our preferred stock dividend, for the nine months ended September 30, 2010 was $7.8 million compared to $5,3 million for the nine months ended September 30, 2009, an increase of $2.4 million, or 45.7%.

Liquidity and Capital Resources

During the nine month period ended September 30, 2010, we had a net increase in cash of $8,177,811 as compared to a net increase of $5,425,891 for the nine months ended September 30, 2009.  Our principal sources and uses of funds were as follows:

–
Cash provided by/ used in operating activities.  We generated $3,965,872 in cash from operating activities for the nine months ended September 30, 2010, as compared to using $2,592,553 in the nine months ended September 30, 2009.  The decrease in cash used for operating activities is primarily attributed to a decrease in cash used for inventory and increases in accounts payable and advances from customers, while net income increased from $5,339,850 for the nine months ended September 30, 2009 to $7,549,638 for the nine months ended September 30, 2010.

–
Cash used in investing activities.  We used $6,311,589 in cash for investing activities for the nine months ended September 30, 2010, as compared to $484,716 in the nine months ended September 30, 2009.  The increase in cash used for investing activities is primarily attributed to the land use rights acquisition,, and an increase in the purchase of machinery and equipment and the construction of our new warehouse facilities.

–
Cash provided by financing activities.  We generated $10,330,756 from financing activities for the nine months ended September 30, 2010, as compared to $8,498,816 for the nine months ended September 30, 2009.  The primary increase in cash provided by financing activities was a result of the net proceeds from the financing related to our reverse merger and private placements on April 27 and May 10, 2010, and from short-term borrowings from banks and related parties.

There was no significant impact on our operations as a result of inflation for the nine months ended September 30, 2010.

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

Fair value considerations

On April 27, 2010, we designated 3,000,000 of our authorized preferred shares as $0.001 par value Series A Convertible Preferred Stock (“Series A Preferred”). The Series A Preferred is an equity instrument that does not embody a term or cash redemption requirement for matters other than those that are within the control of management. The Series A Preferred provides voting rights on an as-converted basis and for a preference to common shareholders amounting to $4.40 in the event of our liquidation. It also provides for cumulative dividends at an annual percentage of 5.0% that are payable quarterly. The Series A Preferred is convertible into our common stock at a fixed conversion price of $4.40 that is subject to adjustment for changes in our capital structure and for sales of common stock or common stock linked securities below the conversion price, if any. The Series A Preferred provides for contingent cash redemption of 130% of the liquidation value in the event that the common shares are not delivered upon notice of conversion. Because we have sufficient authorized and unissued common shares to settle the Series A Preferred conversion requirements, the conversion and, therefore the contingent redemption, are within our management’s control.

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

In connection with the sales of Series A Preferred and warrants, we also entered into a Registration Rights Agreement with the Investors, in which we agreed to file a registration statement with the Securities and Exchange Commission to register for resale the Investor Shares, within 60 calendar days of the Closing Date and use our best efforts to have the registration statement declared effective within 150 calendar days of the Closing Date of the Private Placement. The Registration Rights Agreement provided that if we failed to file or achieve effectiveness we would have been required to pay monthly liquidated damages in cash to each Investor of 0.5% of the dollar amount of the purchase price of the Investor Shares, on a pro rata basis, for each 30 day period the Registration Statement is not declared effective, up to a maximum of 8% of the purchase price. No liquidated damages were required to be paid with respect to any shares that we are not permitted to include in the Registration Statement due to the SEC’s application of Rule 415. We account for liquidating damages, if any, when they are both probable of payment and estimable in amount. As of September 30, 2010, we have not recorded any amounts related to liquidated damages. On June 15, 2010 we filed a Registration Statement on Form S-1 with the United States Securities and Exchange Commission (the “SEC”), and on October 21, 2010, the SEC declared our Form S-1effective.

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

Index

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

Our revenue is recognized net of value-added tax (VAT) and sales discounts based on volume achieved in the same period that the related revenue is recorded.  The estimates are based on historical sales discounts, analysis of credit memo data, and other factors known at the time.  For the nine months ended September 30, 2010 and 2009, sales discounts were $398,176 and $636,306, respectively.

We offer a right of exchange on our deep end processed grain products sold through our relationship with grocery store networks.  The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased.  Per FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes.  For the nine months ended September 30, 2010 and September 30, 2009, we had $36,212 and $0 returns of our product, respectively.

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

In May 2009, the FASB issued guidance now incorporated in ASC Topic 855 “Subsequent Events” (formerly SFAS No. 165).  This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued.  Among other items, the guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  It is effective for interim and annual periods ending after June 15, 2009.  There was no material impact upon the adoption of this standard on our consolidated financial statements.

In June 2009, the FASB issued guidance now incorporated in ASC Topic 810 “Consolidation” (formerly SFAS No. 167) amending the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requiring enhanced disclosures to provide more information about our involvement in a variable interest entity.  This guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. We do not believe this pronouncement will impact our consolidated financial statements.

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

Item 4. Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. At the conclusion of the period ended September 30, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.
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

(b)       Changes in internal controls. During the period ended September 30, 2010, management determined that a material weakness in internal controls over financial reporting existed. Specifically, there was a lack of proper accounting controls over the recording of cash disbursements used in paying for supermarket listing and barcoding fees. Management has already begun the implementation of internal controls to address this issue. The material weakness did not result in a misstatement of our financial statements.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Index

Item 6. Exhibits.

Exhibit No.	Description
10.1	Land Use Rights Acquisition Contract Dated September 30, 2010 (i)

31.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

31.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant t0 Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (1)     Referred to and incorporated herein by reference to that Current Report on Form 8-K dated October 6, 2010.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEYU AGRICULTURE CORP.

Signature	Title	Date

/s/Jianming Hao	Chief Executive Officer	November 15, 2010
Jianming Hao

/s/David Lethem	Chief Financial Officer	November 15, 2010
David Lethem