Form 10-K
period 2010-12-31
Deyu Agriculture Corp.
filed 2011-03-31
CIK 1467746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the Fiscal Year Ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-160476

DEYU AGRICULTURE CORP.
(Exact name of registrant as specified in its charter)

Nevada	80-0329825
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 808, Tower A, Century Centre, 8 North Star Road
Beijing, People’s Republic of China
(Address, including zip code, of principal executive offices)

(626) 242-5292
86-13828824414
(Registrants’ telephone number, including area code)

Securities Registered Under Section 12(b) of the Exchange Act:	None
Name of exchange on which registered:	None (OTCQB)
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☐No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of the end of the issuer’s most recently completed second fiscal quarter, the issuer’s public float was $26,520,648.  As of the end of the issuer’s fiscal year ended December 31, 2010, its net revenue was $89,175,633.

The number of outstanding shares of the registrant’s Common Stock on March 29, 2011 was 10,499,774.

Documents Incorporated By Reference

NONE

DEYU AGRICULTURE CORP.
FORM 10-K

DEYU AGRICULTURE CORP.

PART I

ITEM 1.  Business

In this Annual Report on Form 10-K, unless otherwise indicated, the words “we”, “us” and “our” refer to Deyu Agriculture Corp. and all entities owned or controlled by Deyu Agriculture Corp.  All references to “Deyu” or the “Company” in this Annual Report mean Deyu Agriculture Corp., a Nevada corporation, and all entities owned or controlled by Deyu Agriculture Corp., except where it is made clear that the term only means the parent or a subsidiary company. References in this Annual Report to the “PRC” or “China” are to the People’s Republic of China.

Overview

We are a Beijing, China-based producer and seller of organic and non-organic, ready-to-eat and ready-to-drink “simple processed” and “deep processed” grain consumer products which are sold in approximately 10,000 supermarkets and convenient stores throughout China.  We are also one of the dominant organic and non-organic agricultural product distributors in Shanxi Province engaged in procuring, processing, marketing and distributing various grain and corn products and byproducts.

Our farming operations are conducted through our wholly-owned PRC subsidiaries, Jinzhong Deyu Agriculture Trading Co. Limited (“Jinzhong Deyu”), Jinzhong Yongcheng Agriculture Trading Co. Limited (“Yongcheng”), and Jinzhong Yuliang Agriculture Trading Co. Limited (“Yuliang”).  Jinzhong Deyu focuses on processing and distributing “simple processed” grain products, while Yongcheng and Yuliang focus on the distribution of corn and corn byproducts.  Our “deep processed” grain product operations are conducted through our variable interest entities (a) Beijing Jundaqianyuan Investment Management Co., Ltd. (“Junda”), a PRC company and 14.2857% equity interest holder in Deyufarm Innovation Food (Beijing) Co., Ltd., a PRC company (“Deyufarm”) and (b) Jinzhong Longyue Investment Consultancy Services Co., Ltd. (“Longyue”), a PRC company and the 50% equity interest holder in Deyufarm.  Together, Junda and Longyue owned 100% of Deyufarm on December 31, 2010 prior to the finalization of funding from SBCVC Fund III Co. Ltd., an unrelated third party, and each derive 100% of their income from the profits generated by Deyufarm through its wholly-owned subsidiary, Sichuan Haoliangxin Instant Food Co., Ltd., a PRC company (“Haoliangxin”).

A brief description of our products is set forth below, by division:

●
Corn Products Division –Yongcheng and Yuliang process and distribute corn and corn byproducts. Yongcheng and Yuliang acquire unprocessed corn and perform value-added processes such as cleaning, drying and packaging.  Consumers range from corn oil/corn starch manufacturing companies, livestock feed companies and governmental procurement agencies in China.

●
“Simple Processed” Grain Product Division – Jinzhong Deyu procures and distributes with Detian Yu grain products including millet, green beans, soy beans, black rice, whole wheat flour and may other variety of grains traditionally grown and consumed in China. Jinzhong Deyu acquires unprocessed grains and performs simple value-added processes to the grains such as peeling, cleaning, grinding and packaging. The majority of our finished products are then sold directly to supermarkets and grain wholesalers.  One other type of product is packed dried noodles consisting of grains or grains mixed with wheat.

●
“Deep Processed” Grain Products Division –Haoliangxin and Deyufarm have developed deep processed grain products for years and owns various consumer packed products, including non-fry organic instant noodles made of grains.  Haoliangxing has also developed instant drink grain soups and buckwheat teas and continues to develop new products.  Haoliangxin has grown rapidly due to the increased demand of more organic products in the PRC made of grains and instant daily food products, particularly in urban cities with a growing middle class and high-income consumers who tend to have less time to cook and eat.  Our expansion of our sales networks and brand name promotions have resulted in our brand name recognition which we believe have triggered strong sales for this division of our business.

Operating revenue for the year ended December 31, 2010 was $89,175,633, representing a 119% increase from $40,732,447 for the year ended December 31, 2009. Our net income for the year ended December 31, 2010 was $11,502,252, representing a 60% increase from $7,181,132 for the year ended December 31, 2009.

Our principal office is located at Tower A, Century Centre, Room 808, 8 North Star Road, Beijing, PRC. Our telephone number is (626) 242-5292 and (86)-13828824414. Our fax number is (86)-10-62668413, and our corporate website is www.deyuagri.com (information on our website is not made a part of this Annual Report).

Corporate History

2010 Share Exchange and Financings

On April 27, 2010, Deyu (then known as Eco Building International, Inc.) completed the acquisition of City Zone Holdings Limited, an emerging organic and non-organic agricultural products distributor in the Chinese Province of Shanxi, engaged in procuring, processing, marketing and distributing various grain and corn products (“City Zone”), by means of a share exchange (the “Exchange”).  As a result of the Exchange, City Zone became a wholly-owned subsidiary of Deyu.

Simultaneously with the acquisition, we completed a private placement offering in the gross amount of $8,211,166 of the sale of securities to accredited investors at $4.40 per unit, with each “Unit” consisting of one share of our Series A convertible preferred stock and one warrant to purchase 0.4 shares of our common stock with an exercise price of $5.06 per share.

On May 10, 2010, we closed on the second and final round of the private placement offering as disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 3, 2010 through the sale of 589,689 Units comprised of 589,689 shares of our Series A Convertible Preferred Stock and 235,882 five year warrants with an exercise price of $5.06 per share, to certain accredited investors for total gross proceeds of $2,594,607. We raised an aggregate amount of $10,805,750 in the two rounds of offerings.

In connection with the financing transaction, we entered into (i) a Registration Rights Agreement, (ii) a Lock-Up Agreement and (iii) a Securities Escrow Agreement for a make good arrangement with our management (together with the Securities Purchase Agreement, these agreements shall be referred to as the “Financing Documents”).

The private placement closed simultaneously with the signing of the Financing Documents and our issuing of 2,455,863 shares of Series A convertible preferred stock and warrants exercisable into 982,362 shares of common stock to certain investors (collectively, the “Investors”).  Pursuant to its terms, the Series A convertible preferred stock receive cumulative dividends at a rate of 5% per annum and can be converted into common stock on a 1:1 basis, subject to applicable adjustments.  Pursuant to its terms, the warrants can be converted into 982,362 shares of common stock at an exercise price of $5.06 per share (the "Warrants").  The Warrants will expire on April 27, 2015.

In connection with the private placement and as part of the Financing Documents, we also entered into a Registration Rights Agreement, whereby, we agreed to file a registration statement on Form S-1 (or other applicable Form) within 60 days of the close of such financing.  If the registration statement was not timely filed or was not declared effective within 180 days from the closing, we could have been liable for damages in the amount of 0.5% of the purchase price per month until the default is cured. We filed a Registration Statement on Form S-1 with the SEC on June 15, 2010, and on October 21, 2010, the SEC declared the Form S-1 effective.

We also entered into a Lock-Up Agreement with the Investors, pursuant to which the common stock owned by the management of City Zone will be locked-up until six (6) months after the Registration Statement is declared effective.

Lastly, our majority shareholder (Expert Venture Limited) entered into a Securities Escrow Agreement whereby such majority shareholder pledged 2,455,863 shares of  common stock of the Company as security that we reach certain earnings thresholds for fiscal years ended 2010 and 2011 (the “Make Good Shares”).  One half (or 1,227,932 shares) of the Make Good Shares shall be allocated to the 2010 earnings requirement and the other half (1,227,931 shares) of the Make Good Shares shall be allocated to the 2011 earnings requirement.  If we meet these thresholds, the Make Good Shares will be released from escrow and returned to our majority shareholder.  Alternatively, if we fail to meet the earnings requirements, the Make Good Shares will be released to the Investors in accordance with the terms of the Securities Escrow Agreement.  For the fiscal year 2010, pursuant to the Make Good Agreement, we have to report net income of $11,000,000.   For fiscal year 2011, pursuant to the Make Good Agreement, we have to report net income of $15,000,000.  We will not be issuing any additional shares if the earnings threshold is not met.  The Make Good Shares are already issued to our majority shareholder and it will be transferring his shares to the Investors if the earnings threshold is not met.  Therefore, this will not dilute any shareholders.

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

We had achieved the 2010 performance threshold.  Additionally, as a result of the Share Exchange, we changed our fiscal year end to December 31.

On May 19, 2010, we filed with the Secretary of State for the State of Nevada a Certificate of Amendment to our Articles of Incorporation changing our name from “Eco Building International, Inc.” to “Deyu Agriculture Corp.” FINRA declared the name change effective on June 2, 2010.

2010 VIE Control Agreements (Deyufarm and Haoliangxin)

On November 16, 2010, our wholly-owned PRC subsidiary Detian Yu entered into a series of control agreements (collectively, the “Control Agreements”) with each of Junda and Longyue pursuant to which Detian Yu shall provide management and consulting services and business cooperation opportunities services to each of Junda and Longyue in exchange for service fees from each of Junda and Longyue equal to 100% (in the aggregate) of the net income after tax of each of Junda and Longyue.  Together, Junda and Longyue owned 100% of Deyufarm as of December 31, 2010 prior to the finalization of funding from SBCVC Fund III Co., Ltd., an unrelated third party, and each derive 100% of their income from the profits generated by Deyufarm through its wholly-owned subsidiary, Haoliangxin.

As of November 16, 2010, Detian Yu controls Deyufarm, a PRC joint venture entity by virtue of a Joint Venture Contract executed on September 25, 2010 by and among Junda, Longyue and SBCVC Fund III Company Limited, a company organized under the laws of Hong Kong and the 35.7143% equity interest holder in Deyufarm as of February 25, 2011.  According to the agreement of “investments and related matters” on September 15, 2010 by and among Junda, Longyue, SBCVC and Deyufarm, within two years after SBCVC contributes the capital, SBCVC has rights to request Deyufarm to buy back some or all shares owned by Junda or Longyue but transferred to SBCVC; and within 48 months, all parties will start and complete the eligible IPO.  Deyufarm, through its subsidiary, Haoliangxin, is engaged in the research & development and production of instant grain foods and has production facilities in Chengdu, Sichuan Province, PRC.  Set forth below is a brief summary of each of the Control Agreements.

Pursuant to an Exclusive Management and Consulting Service Agreement, Detian Yu shall provide to each of Junda and Longyue management and consulting services in relation to the business of Junda and Longyue in exchange for 35% of the net income after taxes of Junda and Longyue every fiscal year for a term of 10 years.  Such services include, without limitation, design system solutions, professional consulting, personnel training, market research, planning and development, operation planning and business strategies, market development of products and services, promotional and public relations activities, customer management and development, accounting and financial management, and consulting services to raw material suppliers.  Furthermore, each of Junda and Longyue have irrevocably guaranteed to Detian Yu that it will not apply to any judicial authority, arbitration authority, government or any other authority or individual for the revocation of the agreement for any reason.

Pursuant to a Business Cooperation Agreement, Detian Yu shall provide business cooperation opportunities services including clients, cooperation partners and market information in the fields of grain processing, sales and financing to each of Junda and Longyue in exchange for cooperation fees and commissions from each of Junda and Longyue equal to 65% of the net income after tax of each of Junda and Longyue in every fiscal year for a term of 10 years.  Furthermore, each of Junda and Longyue have irrevocably guaranteed to Detian Yu that it will not apply to any judicial authority, arbitration authority, government or any other authority or individual for the revocation of the agreement for any reason.

Detian Yu has entered into Business Operations Agreements with each of (i) Junda and its shareholders and (ii) Longyue and its shareholders pursuant to which such shareholders warrant that Junda or Longyue (as the case may be) shall not engage in any transactions which may have a material effect on the capital, business, personnel, obligations, rights or operations of Junda or Longyue (as the case may be) without the prior written consent of Detian Yu or a third party designated by Detian Yu.  Furthermore, the shareholders shall elect the directors of Junda or Longyue (as the case may be), cause such directors to elect the person designated by Detian Yu as chairman of the board, and appoint the persons designated by Detian Yu as general manager, chief finance auditor and other senior operating officers in compliance with the procedures stipulated by relevant laws, regulations and each company’s articles of association.  The shareholders have also agreed to unconditionally pay or freely transfer all dividends and any other income or rights (if any) acquired from Junda or Longyue (as the case may be) as the shareholders thereof and provide all the documents or take all the actions needed to satisfy such payment and transfer in compliance with the requirements of Detian Yu.  Detian Yu shall guarantee the performance of the obligations of Junda and Longyue under all contracts executed by Junda and Longyue for the term of these Control Agreements and the shareholders have agreed to pledge all of their respective equity interests in Junda or Longyue (as the case may be) for a counter-guarantee of the performance of Detian Yu’s guarantees and other relevant obligations assumed by Detian Yu.  The term of these Control Agreements is 10 years.

As security for the performance of all of the obligations or debts under the Exclusive Management and Consulting Service Agreements and Business Cooperation Agreements assumed by Junda and Longyue, and under a counter-guarantee to all the payments made by Detian Yu for the performance of the guarantees assumed by Detian Yu under the Business Operation Agreements, the shareholders of Junda and the shareholders of Longyue entered into Share Pledge Agreements with Detian Yu pursuant to which they agreed to pledge all of their respective interests to Detian Yu.  The term for each pledge shall continue until the date that all of the Control Agreements summarized above have been terminated.  Each of the shareholders of Junda has also executed a Power of Attorney which grant to a designee of Detian Yu all the voting rights as a shareholder of Junda and each of the shareholders of Longyue has also executed a Power of Attorney which grant to a designatee of Detian Yu all the voting rights as a shareholder of Junda and Longyue.

Detian Yu has also entered into Equity Acquisition Option Agreements with the shareholders of Junda and the shareholders of Longyue pursuant to which the shareholders have granted to Detian Yu an irrevocable and unconditional right to purchase, or cause a designated party of Detian Yu to purchase, part or all of the equity interests in Junda and Longyue from such shareholders, when and to the extent that, applicable PRC laws permit.  The consideration for the equity acquisition option for Junda is RMB 80,000,000 and the consideration for the equity option for Longyue is RMB 120,000,000.

           The Control Agreements executed by the following shareholders of Junda may be considered related person transactions by virtue of each shareholder’s stated relationship with the Registrant (a) Jianming Hao, the Chairman and CEO of the Registrant, owns 33% of Junda, (b) Wenjun Tian, the Presdient and a Director of the Registrant, owns 34% of Junda, (c) Jianbin Zhou, the Chief Operating Officer of the Registrant, owns 10% of Junda, (d) Li Ren, Vice President of Branding and Marketing of the Registrant, owns 5% of Junda, (e) Yongqing Ren, Vice President of the Corn Division of the Registrant, owns 3% of Junda and (f) Junde Zhang, Vice President of the Grains Division of the Registrant, owns 3% of Junda.  All of the Control Agreements have been reviewed, analyzed, and approved by the Company’s independent board members.

Corporate Structure

The Company’s current corporate structure is set forth below:

CURRENT CORPORATE CHART

Deyu Agriculture Corp. (Nevada)
100%
City Zone Holdings Limited (British Virgin Islands)
100%
Most Smart International Ltd (Hong Kong)
Offshore (Non-PRC companies)
100%
Redsun Technology (Shenzhen) Co. Limited (PRC)
Onshore (PRC companies)
100%
Shenzhen JiRuHai Technology Co. Limited (PRC)
100%
Detian Yu Biotechnology (Beijing) Co. Limited (PRC)
100%
100%
100%
100% (a)
100% (b)
Jinzhong Deyu Agriculture Trading Limited (PRC)
Jinzhong Yongcheng Agriculture Trading Ltd (PRC)
Jinzhong Yuliang Agriculture Trading Co. Ltd (PRC)
Beijing Jundaqianyuan Investment Management Co. Ltd (PRC)
Jinzhong Longyue Investment Consultancy Services Co. Ltd. (PRC)
SBCVC Fund III Co. Ltd. (Third Party)
14.2857%
50%
35.7143%
Deyufarm Innovation Food (Beijing) Co. Ltd (a Chinese-foreign JV)
Note:
(a) & (b) - Control effected through VIE arrangement
100%
100%
100%
Sichuan HaoLiangXin Instant Food Co. Ltd. (PRC)
Tianjin Deyufarm Food Co. Ltd. (PRC)
Beijing Xinggu Deyufarm Food Co. Ltd (PRC)

With the exception of our four registered trademarks: “Deyu”, “Deyufarm”, “Haoliangxin” and “Shitie”, we do not own any patents, trademarks, licenses or franchises on our products or processes. We produce processed foods and therefore patents, trademarks and licenses are not necessary for our business operations.  We also own the rights to the domain name www.deyuagri.com, which is currently in good standing.

Competitive Landscape

There are several smaller companies in our simple processed grain landscape, which are local in focus, have little brand recognition and limited distribution networks.  The competitors are:

–	Shanxi Qinzhou Huang Millet Group Limited Company - This company’s main products are high quality millets grown in the city of Qinzhou, in Shanxi Province.

–	Shanxi Jin Wei Yuan Grains Company Limited - This Company mainly produces and sells high quality grains as well as deep processed grain products, including millets, corn powder, and soy beans.

–	Heshun Province Xin Ma Millets Development Company Limited - This company produces and sells grains as well as deep processed products, including beans and flour.

Our main competitors in the deep processed grain market are:

–	Ting Tsin International Group – They are a market leader in instant noodles, ready-to-drink teas and bottled water; best known for their "Master Kong" brand in China.

–	White Elephant Group – Henan-based food company with “White Elephant” branded instant noodles.

–	Hualong Group – Hebei-based food company with “White Elephant” branded instant noodles.

–	Wu Gu Dao Chang Company – COFCO subsidiary with “Wu Gu Dao Chang” branded instant noodles.

Seasonality of Raw Materials

The growing season for our corn and grain in the Shanxi Province is 135+ days, which requires only one planting per year of the farmland.  With our storage facilities being built, it has increased our storage capacity by 70,000+ tons to more than 120,000+ tons, with turnover capacity of 600,000+ tons.  We believe that an increase in storage capacity, combined with its ability to increase its farmer’s cooperative network and farmer’s agents, as well as the ability to expand its purchasing into other geographical areas in Shanxi Province, reduces the risk which may be attributable to raw material seasonality.

Our Current Products

Our products include (a) corn products, (b) simple processed grain products and (c) deep processed grain products. Our corn products are principally sold to large food and oil processing companies and feed material production companies. Our simple processed grain products have been packaged under our registered trademarks “Deyu” and “Shitie” for retail distribution in supermarkets. We plan to increase the number of grain food product offerings by developing processed grain foods and higher value-added products. Our current grain products include the following:

Item	Weight	Unit
Fine millet	400g	bag
Fine millet	2,400g	bag
Fine millet	5kg	bag
Gift box millet	400g	bag
Green bean	400g	bag
Green bean noodle	800g	bag
Green bean	800g	bag
Corn grits	400g	bag
Corn flour	800g	bag
Soybean	400g	bag
Whole wheat flour	5kg	bag
Whole wheat flour	25kg	bag
Black rice	400kg	bag
Buckwheat noodle	800g	bag
Sorghum flour	800g	bag
Gift box grains	2,400g	bag
Combo bean flour	2,400g	bag
Combo red flour	2,400g	bag
Health congee	936g	bag

Our current deep processed products are sold in famous chained supermarkets and convenient stores across Beijing and are expanding throughout China via our strong local sales forces.  Products under the name of “Deyufarm” include the following:

Product Characteristics

Our farmland is located in the center of Shanxi Province, which has a relatively dry climate and which is ideal for grain cultivation. Grain crop growth relies principally on the climate and rainfall, and is not dependent on the application of chemical fertilizers or pesticides. Our simple and deep value-added processing of grains maintain the grain’s original nutritional components.  A portion of Jinzhong Deyu’s grain products are certified as “Organic” by the Beijing Zhonglu Huaxia Organic Food Certification Centre, the chief organic food certification organization accredited and approved by the Certification and Accreditation Administration of the PRC (CNCA).

We provide technological guidance and support to our farmers regarding seed dissemination, cultivation methods, ecological fertilizer, irrigation, cultivation, weeding and harvesting. Working closely with our farmers helps ensure that we receive high quality raw materials for production. We also utilize an advanced product control system to help ensure high-quality finished products.

Key Customers

The Company did not have any customers who accounted for 10% or more of total sales of our products or 10% or more of total trade receivables during the fiscal years ended December 31, 2010 and 2009.  However, the following tables set forth our three major customers for each division for fiscal years ended December 31, 2010 and 2009, respectively:

Corn Division:

	% of Gross Sales for the Years Ended December 31,
	2010	2009
Corn Division:
Shanghai Yihai Trading Co., Ltd., Shanxi Office	23.8%	48.6%
Sichuan Guangyuanhexi Provincial Grain Reserve	4.3%	3.3%
Chengdu Zhengda Co., Ltd.	3.7%	2.2%
Top Three Customers as % of Total Gross Sales:	31.8%	54.1%

For corn division, due to the efforts of diversifying our customer base, the top three and top one customer percentages of gross sales in 2010 have decreased substantially.  At the same time, the portion of revenues derived from new or small customers has increased and the overall number of customers also increased.

Simple Processed Grain Division:

	% of Gross Sales for the Years Ended December 31,
	2010	2009
Simple-Processed Grain Division:
Tianjin Yimingda Grain Division	5.2%	-%
Beijing Guanfu Food Products Co., Ltd.	5.1%	-%
Beijing Qiheyuan Food Technology Co., Ltd.	3.1%	-%
Top Three Customers as % of Total Gross Sales	13.4%	-%

We changed our strategy from selling both corn and grain to one key customer to focusing on selling simple processed grains through retail stores for direct consumers for their day to day use, at the same time to match with deep processed grain products sold in the same stores.

Deep Processed Grain Division:

	% of Gross Sales for the Years Ended December 31,
	2010	2009
Deep-Processed Grain Division:
Xinkeyuan	2.1%	-%
Beijing Huanqiu Jindan E-Commerce Co., Ltd.	2.1%	-%
Tiajin Hongfuyongsheng Business Trading Co., Ltd.	1.1%	-%
Top Three Customers as % of Total Gross Sales:	5.3%	-%

As it is a newly created division in 2010, there is no data available for 2009.  Two of the top three customers are all wholesalers distributing through their channels of numerous retail stores regionally or nationally, while the other one is an e-commerce retailer.  We also directly sell through retail chain stores.

For the corn division, top three customers’ accounts receivable represents 10% within the division and 9% overall in 2010.  For the simple-processed grain division, top three customers’ accounts receivable represents 17% within the division and 1% overall in 2010.  For the deep-processed grain division, top three customers’ accounts receivable represents 7% within the division and less than 1% overall in 2010.

Key Suppliers of Raw Materials

The Company does not have any suppliers who accounted for 10% or more of total purchases of raw materials or 10% or more of total trade payables during the fiscal years ended December 31, 2010 and 2009.

Market Opportunity

Grain Products (Simple and Deep Processed)

Grain products contain high levels of vitamin B1, dietary fiber and trace elements. Coarse grains are believed to be beneficial to people with diabetes or high blood pressure. The Chinese Nutrition Society, commissioned by the Ministry of Health in 2007 to formulate Dietary Guidelines, recommends consumption of 250-400 grams per day of processed grain foods for adults. They also recommended that adults consume 50-100 grams per day of coarse grains and whole grain foods. 72% of adults in China, amounting to 607 million people, are urban residents. Based on these guidelines, the demand for grain products by people in urban cities could reach 7.66 million tons.

As a result of the economic growth and improved living standards in China, the dietary components of the Chinese population have changed dramatically. In general, the population pays more attention to diet and nutrition. Management believes that the increased awareness of the value and benefits of grain products has resulted in an increased demand for our organic grain products.

Corn and Corn Byproducts

The demand for corn has increased significantly, with annual growth of 3.26% for 2006 through 2009 and growth of 2.88% expected for 2010 through 2015. According to estimates by United States Department of Agriculture (“USDA”), the global demand for corn has substantially exceeded supply from 2007 through 2010.

Year	Beginning Balance	Supply	Demand	Supply Demand Gap	Closing Balance
2006/2007	125,110	713,130	728,080	-14,950	110,160
2007/2008	110,160	789,810	778,880	10,930	121,090
2008/2009	130,350	787,830	778,600	9,230	1,395.8
2009/2010	139,580	785,140	796,520	-11,380	1,281.9

(Units: ‘000 tons)
(Source: USDA)

Corn as Feed Material

Since 1997, feed production has maintained steady growth. China is now the second largest feed producer, second only to the United States. Corn is the main raw feed material for pigs, cattle, chickens and other livestock. Corn byproducts, including corn stalks, are also used as an important source of feed.

Source:   Nongbo Interactive Commerce (www.aweb.com.cn)

Corn Food Products

The development of corn processing has led to a revolution in corn consumption habits. In many developed countries, corn is generally regarded as a “health food”.  In the United States, it is believed that over one tenth of health foods are made with corn or corn byproducts. In recent years, demand for corn in international markets has grown. Corn oil squeezed from corn germ contains over 10 types of fatty acids, more than 50% of which are acids rich in vitamins A and E. Corn oil is low in cholesterol and is believed to have positive effects on high blood pressure and heart disease. Corn oil is also widely used in the pharmaceutical and chemical industries.

Sales Network

Grain Products (Preliminary, Simple and Deep Processed)

We established a marketing center in Beijing focused on promoting our products throughout China. In addition, we plan to expand our sales network to include offices in the cities of Shenzhen, Hangzhou, Chengdu, Tianjin and Congqing. Our main sales channels are as follows:

●
Supermarkets: At present, our sales network covers approximately 10,000 supermarkets and convenience stores with distribution to over 29 Provinces in China, including the cities of Shanxi, Beijing, Tianjin, Jinan, Fuzhou, Chengdu and Shijiazhuang.  Supermarkets include Hualian, RT-Mart Supermarket, Wal-Mart, Tiankelong, Yung-hui, China Resources Vanguard, Aoshi Kai, Sinopec Convenience Stores, Supermarkets, Tian Jia, the Tianhe supermarket chains and Sen Tian supermarket.

●
Sales channels of unpackaged products:  We also sell unpackaged products of various kinds of grains in some supermarkets in Beijing open and loosely in baskets where customers can scoop the grains into plastic bags to determine the volume they want, and such sales strategy targets large use consumers.

Corn Products

Corn is used extensively in feeds, edible food and highly processed products. Global energy shortages make corn an attractive alternative energy source.  We have strategic partnerships with large customers such as Yihai Group, New Hope Group, Zhenda Feeds and provincial Grain Reserves. We have entered into a two year purchase agreement with Yihai Group for the sale of corn products. According to the master agreement, Yihai will purchase from us 250,000 tons of corn in 2010 and 500,000 tons in 2011.

Product Development

At present, our grain products are mostly simple processed products. “Simple process” refers to products which are processed from raw materials to become ready-to-cook grains, whereas “deep process” refers to simple processed products which are further processed to become instant, ready-to-eat or drink beverages or foods.  Over the next two to three years, we plan on focusing on the development of “simple processed” grain food products, with the goal of becoming the top producer of these products in China. Our existing grain products are natural foods that maintain their original nutritious properties and we believe such products will meet the demand of consumers seeking healthy diets.  We also plan to continue to develop deep processed foods, such as instant foods and other high value-added grain foods, based on consumer demand.  These types of food products are easy to store, convenient to prepare, and maintain their nutritional characteristics. This is especially suitable for consumer groups who have little time to prepare meals, but are concerned with maintaining a healthy diet.

Processing and Warehousing Capacities

General

Our facilities have site coverage of 11,667 square meters and constructed area of 6,752 square meters. The plant also includes a 3,000 square meter drying area surrounded by villages and farmland in Shanzhuang Tou Village of Shitie County.

Production Capacity

We are equipped with three fully automatic production lines for millet, grain and flour. These lines include various kinds of rice milling machines, filtering machines, elevators, color selection machines, exhaust fans, automatic packing machines and other equipment.

Grains production flow chart:

Flour (corn flour, millet flour) production flow chart:

To ensure high quality we installed fully automated production equipment in our facilities.  Characteristics of our production equipment are as follows:

■
Production equipment is fully automated. Raw materials are moved through the production process via the elevator. The production process is fully enclosed for protection against any pollution or contamination.

■
We installed equipment with advanced color selection technology for grains. The device is stable and reliable, and features automatic temperature control, automatic removal of dust and impurities, automatic air pressure detection, self injection and light testing.

■	We have a cooling system that helps millet maintain its nutritious components, color and appearance.

■	Selective application of the polishing process helps maintain nutritional components.

Our modern equipment and technology, combined with advanced processing techniques, helps ensure that grain production is high-quality, natural, green and ecological.  Additionally, a portion of our grains can be categorized as organic. The careful management of breeding, cultivation, production, packaging and storage also leads to high quality products.

We implemented strict quality control on each process in purchasing, storage, processing, packaging, and distribution. We keep any items that are examined in the course of quality control inspections for one year in accordance with National Technology Quality Supervision Bureau requirements. We cooperate fully with the Bureau during their random testing and examination of our products.

Packaging Capacity

Our 400 square-meter packaging facility is dust proof, moisture proof, anti-static, anti-rodent and air ventilated and is isolated from the rest of the plant. Products are transported by a hoisting machine to the packaging facility, which has four production lines: automated vacuum packaging, automated granular packaging, automated Hatta hybrid packaging and automated powder packaging. All processes in the packaging facility are enclosed to avoid contamination.

The vacuum packaging line automates measuring, bag making, filling, cutting, bag shaping, vacuum sealing, coding, counting and transmission. It accommodates 70 to 500 grams of product and packages at the speed 100 to 120 bags per minute. The granular packaging line also automates measuring, bag making, filling, cutting, bag shaping, coding, counting and transmission. It accommodates 75 to 1,000 grams of product at the speed of 90 to 120 bags per minute. The Hatta hybrid packaging line is used for packing the healthy congee and colored grains. It automates measuring, bag making, filling, cutting, bag shaping, coding, counting and transmission, and accommodates 50 to 500 grams of product at the speed of 120 to 150 bags per minute. The powder packing line is used for packaging grain flour products and automates measuring, bag making, filling, cutting, bag shaping, coding, counting and transmission, and accommodates 5 to 5,000 grams of product at the speed of 80 to 90 bags per minute.

Our product labeling complies with the Interim Measures for Labeling of Food Products of Enterprises in the Shanxi Province and the GB7718-1994 Standards for Food Products Labeling. We obtained the registration certificate (Record number SB/1407000-009-01).

Warehousing and Logistics Capacity

We rent two large warehouses for storage of raw materials (mainly corn): the Yuci Warehouse and the Shanxi 661 Warehouse.  The total capacity of our warehouse space is greater than 50,000 tons and annual turnover is approximately 250,000 tons.  In 2010, the construction of a new storage center was still in progress, which is situated on 70 mu (approximately 46,690 square meters) of land for storage of more than 70,000 tons of food products and annual turnover of greater than 350,000 tons.  This warehouse will allow us to have storage capacity of more than 120,000 tons of food products and annual turnover of greater than 600,000 tons.

The cave type warehouses that we use are fully enclosed and have thermostatic and moisture proof characteristics. Each of the cave type warehouses is built with 1.5 meter thick walls and moisture proof layers. They maintain a temperature of 10 degrees Celsius throughout the year, perfectly suited for food storage. Since no air conditioning is required, the operating costs of the warehouses are low. The warehouses are equipped with infrared sensors that can accurately detect temperature changes and the presence of rodents, insects, and other pests.

Before corn can be stored in warehouses, it must undergo drying and water removal treatments. We have three sets of drying equipment allowing us to process up to 350,000 tons annually. The new storage center will be equipped with the most advanced equipment for corn drying allowing it to process 500,000 tons annually. After the drying process, the corn is packaged in bags and moved to warehouses. There, the products undergo insecticide and anti-bacterial treatments. After being sealed for 15 days and air ventilated for another 7 days, the products are then stored in enclosed warehouses.

We have an exclusive lease agreement with three railway lines for freight transportation: (a) Shanxi Cereal & Oil Group, Mingli Reservation Depot; (b) Shanxi Yuci Cereal Reservation Depot; and (c) Yuci Dongzhao Railway Freight Station.  These exclusive agreements help us ensure speedy delivery of our products at a low cost (compared to truck transportation).

Research and Development

We hire a number of agricultural experts as the consultants in sectors including food processing, breeding, cultivation, nutrition and disease prevention. We, together with the Shanxi Agricultural Sciences Institute, Shanxi Agricultural University and their Institute of Seeds and Planting, established a joint laboratory for research breeding and cultivation. This laboratory also provides quality testing of our products and provides suggestions for the improvement of our products. We have also established an agricultural product research center in Beijing. Specifically, we have entered into two Agricultural Technology Cooperative Agreements.  One agreement is with Sorghum Institute, Shanxi Academy of Agricultural Science for the cooperative use of technology in the cultivation and planting of grains.  The other agreement is with Millet Research Institute, Shanxi Academy of Agricultural Science for the cooperation of species improvement and green planting technologies.

Our R&D team and laboratory uses a hybridization technique for breeding rather than a genetically modified approach. They have special characteristics such as strong drought resistance and resistance to pests. None of the seeds are cultivated using pesticides or chemical fertilizers. This not only reduces costs, but also increases the output and, most importantly, allows us to ensure that a portion of our crops are organic.

Research and development expenses were $73,860 and $98,087 for the years ended December 31, 2010 and 2009, respectively.  We reduced our R&D expenditures in 2010 due to the fact that we discontinued a research project focused on one particular type of grain which we decided not to pursue.  None of these expenditures were directly borne or reimbursed by our customers.  For 2011, we expect to spend $300,000 on R&D for further product researches and improvements and new product developments.

Target Market

We focus on promoting the concept of “healthy and green”.  Target customers include urban city residents who pursue healthy diets. Management believes health-oriented food products are also important to families in tier 1 and tier 2 cities in China.  Beijing, Shanghai and Guangzhou are considered tier 1 cities in China because they were the first to be opened up to competitive economic development and are the most populous, affluent and competitive.  Tier 2 cities, such as Tianjin, Suzhou, Dalian, Qingdao and Hangzhou, have a smaller population and are not as developed as tier 1 cities.

Operating Mode

We have established a large scale plantation adopting the mode of “Company + Farmers + Base”. Shanxi Province offers high quality land that supports organic growing of grains and corn. Our operating model is illustrated by the chart below:

Government Regulation

Grain Production and Sales Business

Our production, purchases and sales of grain food products are subject to the following rules and regulations in the People’s Republic of China:

1.	“The Food Safety Law of the People’s Republic of China” (the “Food Safety Law”)
2.	“Regulations on the Implementation of the Food Safety Law of the People’s Republic of China” (the “Regulations”)
3.	“Law of the People’s Republic of China on Quality and Safety of Agricultural Products” and the Food Distribution Management Ordinance.

We are engaged in the sale of packaged grain products. The supervising authority for such products is the Beijing Bureau of the Industry and Commerce. Pursuant to Regulation 29 of the Food Safety Laws, entities engaging in food production, food distribution and food service, must obtain a Food Production Permit, Food Distribution Permit and Food Service Permit. Those who have obtained the Food Production Permit are authorized to operate a food production business and are not required to apply for a Food Distribution Permit. However we have also obtained the Food Distribution Permit from the Beijing Bureau of Industry and Commerce.

We are also engaged in the production and sale of grain foods. The supervising authority for such production is the Technology Quality Supervision Bureau of Shanxi Province. Pursuant to Food Safety Laws and ancillary regulations, the nation’s Head Office of the Technology Quality Supervision Bureau supervises technology quality of enterprises which are engaged in food production. The Bureau issues Food Production Permits, undertakes mandatory examinations of technology quality for entry into the industry and is responsible for investigation of incidents regarding food safety. Pursuant to Regulation 29 of the Food Safety Laws, entities engaging in food production, food distribution and food service, must obtain the Food Production Permit, Food Distribution Permit and Food Service Permit. Those who have obtained the Food Production Permit are authorized to operate food production businesses and are not required to apply for a Food Distribution Permit. Deyu has also obtained the nation’s Industrial Production Permit from the Technology Quality Supervision Bureau (Cereals: QS140701040051 and Flour: QS140701016210). Our food labeling complies with the Interim Measures for Labeling of Food Products of Enterprises in Shanxi Province and GB7718-1994 Standards for Food Products Labeling and has obtained the relevant registration certificate (Record number SB/1407000-009-01).

Corn Purchase and Sale Business

Yuliang is engaged in the purchase and sale of raw corn products. The supervising authority for the purchase and sale of raw corn products is the State Administration of Grain. Pursuant to Regulation 6 of the Food Distribution Management Regulations announced by the State Council of PRC, the State Council Development and Reform Department and the National Food Administration Departments (the commissions National Food Authority) are responsible for the mid and long-term planning of the nation’s overall balance of foods, regulation, restructuring of important food species and food distribution. The National Food Administration Department is responsible for food distribution, guidance to the industry, oversight of the food distribution laws, regulations, policies and implementation of rules and regulations. Pursuant to Regulation 9, food operators must obtain permits and register pursuant to relevant registration regulations. We obtained the necessary Food Products Purchase Permit and operate in compliance with the relevant standards of food quality, storage, logistics and facilities.

Competitive Advantages

Unique Cultivation Environment

            Shanxi Province is located on the Loess Plateau in the western part of China. The city of Jinzhong is located in the center of Shanxi Province. The topography of the regions creates optimal conditions for growing grains. Favorable weather conditions, combined with our unique and advantageous geographical conditions lead to high-quality products. There has been no serious flood or drought in the region in the past 100 years. The recent drought occurred in Northern China does not affect Company due to once a year planting season starting from April.  The temperature difference between day and night is greater than 10 degrees Celsius. The weather is dry and cold. There are about 158 days without frost during the year and the growing period is longer than 135 days. The weather conditions are especially favorable for growing corn and grains. Grains are highly drought resistant. Growing grains is reliant on natural rainfall, no irrigation is required throughout the year, and no application of chemical fertilizer or pesticides is needed. Irrigation by underground water is only required in exceptional circumstances.

The northern and southern parts of Shanxi Provicne are rich in coal mines, however, there are no large coal mines or other large polluting industries in the central part of Shanxi Province, where Jinzhong is located. Jinzhong’s economy relies heavily on agriculture. Jinzhong’s cultivation lands are located in Jinzhong City.

Scale Production Advantage

Agricultural land for large scale farming of grains is becoming rare in China. With the support of our local government, we have adopted the operation mode of Company + Farmers + Base on a large scale. In the past three years, we signed agricultural co-operative agreements with governments of the counties and villages of Jinzhong for exclusive farming rights to approximately 90,000 acres of farmland for 20 years. Local governments arrange for farmers to grow crops on the farming land and we place orders with the farmers each year. The farmers plant according to the size of the orders and we acquire the crops after they are harvested. We do not own title to this land nor do we own the right to use this land.

Technical Support

To improve the technology in farming, breeding and cultivation, and processing, we hired 6 professors as consultants. With Shanxi Agricultural Sciences Institute and Shanxi Agriculture University and their breeding and cultivation center, we established joint laboratories for the research and development of corn and grain breeding and cultivation.

Employees

We currently have approximately 781 full time employees and various numbers of part-time employees working on a seasonal basis.

ITEM 1A. Risk Factors

This information not required for smaller reporting companies such as Deyu.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We rent two large warehouses for storage of raw materials (mainly corn): the Yuci Warehouse and the Shanxi 661 Warehouse.  The total capacity of our warehouse space was greater than 50,000 tons and annual turnover is about 250,000 tons. In 2010, the construction of a new storage center was still in progress, which is situated on 70 mu (approximately 46,690 square meters) of land for storage of more than 70,000 tons of food products and annual turnover of greater than 350,000 tons. This warehouse allows us to have storage capacity of more than 120,000 tons of food products and annual turnover of greater than 600,000 tons.

The cave type warehouses are natural warehouses with enclosed, thermostatic and moisture proof characteristics.  Each of the cave type warehouses is built with a 1.5 meter thick covering and moisture proof layers and maintains a temperature of 10 degrees Celsius throughout the year, ideal for food storage.  Because no air conditioning is required, the operating costs of the warehouses are low.  The warehouses are equipped with infrared detection and temperatures sensing devices which are able to accurately detect rodents, insects and temperature changes.

The standardized warehouses, new storage facilities, and cave type warehouses are located at the Yongcheng Logistics Center, Liyan County, Yuci District, Jinzhong City, PRC.

Land

We owned close to 2,000 acres of land in the Shanxi Province.  The land is used for research and development; specifically, experimental breeding of seeds for potential use by the farmers we ultimately purchase corn and grain from.

On September 30, 2010 and December 20, 2010, we entered into Farmland Transfer Agreements with Shanxi Jinbei Plant Technology Co., Ltd. for the transfer of certain land use rights consisting of 53,000 mu (equivalent to 8,731 acres) and 52,337 mu (equivalent to 8,615 acres), respectively.  We paid RMB19,415,000 (approximately $2,900,000) and RMB27,221,000 (approximately $4,066.000) in September 30, 2010 and December 20, 2010, respectively.  Pursuant to the agreement and the terms of the land use certificates, the land use rights continue for 43 years (on average).  The land will be used for agricultural planting of corn and grains.

ITEM 3.  Legal Proceedings

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

ITEM 4.   (Removed and Reserved)

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCQB under the symbol “DEYU”.  There can be no assurance that a liquid market for our securities will ever develop.  Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions.  Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The following table summarizes the high and low closing sales prices per share of the common stock for the periods indicated as reported on the OTCQB:

Closing Bid Prices
Fiscal Year Ended December 31, 2010
	High ($)	Low ($)

1st Quarter (January 4 – March 31):	NONE	NONE

2rd Quarter (April 1 – June 30):	7.10	5.00

3nd Quarter (July 1 – September 30):	7.75	6.00

4th Quarter (October 1 – December 31):	7.00	3.00

The following table presents certain information with respect to our equity compensation plan as of December 31, 2010:

Number of
securities remaining
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	--	$--	--

Equity compensation plans
not approved by security holders(1)	971,000	4.40	29,000

Total	971,000	$4.40	29,000

(1) On November 4, 2010, the Company’s Board of Directors approved the Company’s 2010 Share Incentive Plan.  Under the Plan, 1,000,000 shares of the Company’s common stock shall be allocated to and authorized for use pursuant to the terms of the Plan.  On November 8, 2010, a total of 931,000 non-qualified incentive stock options were approved by our Board of Directors and granted under the Plan to executives, key employees, independent directors, and consultants at an exercise price of $4.40 per share and on December 15, 2010, 40,000 non-qualified incentive stock shares were approved by our Board of Directors and granted under the Plan to a consultant at an exercise price of $4.40 per share, of which shall vest as follows:

33 1/3% of the option grants vested one (1) month after the date of grant;
33 1/3% of the option grants will vest twelve (12) months after the date of grant; and
33 1/3% of the option grants will vest twenty-four (24) months after the date of grant.

On November 5, 2011, we filed a Registration Statement with the SEC on Form S-8 covering the shares underlying the options set forth above.  As of March 25, 2011, none of the options issued pursuant to the Plan have been exercised.

Performance Graph

We are a “smaller reporting company” and, as such, are not required to provide this information.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In connection with the Share Exchange, on April 27, 2010, we issued an aggregate of 8,736,932 shares of our common stock to the shareholders of City Zone.  We received in exchange from the City Zone shareholders 100% of the shares of City Zone, which exchange resulted in City Zone becoming our wholly owned subsidiary. The issuance of such securities was exempt from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Securities Act of 1933, as amended.

Simultaneous with the closing the Share Exchange, we entered into the Purchase Agreement with certain accredited Investors for the issuance and sale in a private placement of Units, consisting of, 2,455,863 shares of our Series A convertible preferred stock, par value $0.001 per share and Series A warrants to purchase up to 982,362 shares of our Common Stock, for aggregate gross proceeds of approximately $10,805,750. The issuances of the aforementioned securities were exempt from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Securities Act of 1933, as amended.

On November 4, 2010, the Company’s Board of Directors approved the Company’s 2010 Share Incentive Plan (the “Plan”).  Under the Plan, 1,000,000 shares of the Company’s common stock shall be allocated to and authorized for use pursuant to the terms of the Plan.  On November 8, 2010, a total of 931,000 non-qualified incentive stock options were approved by our Board of Directors and granted under the Plan to executives, key employees, independent directors, and consultants at an exercise price of $4.40 per share and on December 15, 2010, 40,000 non-qualified incentive stock shares were approved by our Board of Directors and granted under the Plan to a consultant at an exercise price of $4.40 per share, of which shall vest as follows:

33 1/3% of the option grants vested one (1) month after the date of grant;
33 1/3% of the option grants will vest twelve (12) months after the date of grant; and
33 1/3% of the option grants will vest twenty-four (24) months after the date of grant.

On November 5, 2011, we filed a Registration Statement with the SEC on Form S-8 covering the shares underlying the options set forth above.  As of March 25, 2011, none of the options issued pursuant to the Plan have been exercised.

Holders of Common Equity

            On March 29, 2011, we had 10,499,774 shares of common stock issued and outstanding to 14 holders of record, and the closing price of our common stock as quoted on the OTCQB was $2.90 per share.  The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have not paid cash dividends on any class of common equity since formation.

In connection with our private placement in May 2010, we issued 2,455,863 shares of our Series A convertible preferred shares and warrants exercisable into 982,362 shares of common stock to certain Investors.  Pursuant to the terms of our Series A convertible preferred share designations, the holders of our Series A convertible preferred shares are entitled to receive cumulative dividends at a rate of 5% per annum, and such shares of Series A convertible preferred stock are convertible into shares of our common stock on a 1:1 basis, subject to applicable adjustments.  On July 22, 2010, we distributed a cumulative Series A convertible preferred share dividend of $96,051 in aggregate, to such holders of Series A convertible preferred stock on a pro rata basis and on January 27, 2011, we issued a second Series A convertible preferred share dividend equal to $231,670, in the aggregate, to such holders of Series A convertible preferred stock on a pro rata basis.

ITEM 6.   Selected Financial Data

We are a “smaller reporting company” and, as such, are not required to provide this information.

ITEM 7.   Management‘s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This Annual Report includes forward-looking statements. Generally, the words “believes ”, “anticipates”, “ may ”, “ will ”, “ should ”, “ expect ”, “ intend ”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Annual Report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be place on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Annual Report.

Summary of our Business

We are a Beijing, China-based producer and seller of organic and non-organic, ready-to-eat and ready-to-drink “simple processed” and “deep processed” grain consumer products which are sold in approximately 10,000 supermarkets and convenient stores throughout China.  We are also one of the dominant organic and non-organic agricultural product distributors in Shanxi Province engaged in procuring, processing, marketing and distributing various grain and corn products and byproducts.

 We have experienced high growth in both revenue and net income.  Operating revenue for the year ended December 31, 2010 was $89,175,633, representing a 119% increase from $40,732,447 for the year ended December 31, 2009. Our net income for the year ended December 31, 2010 was $11,502,252, representing a 60% increase from $7,181,132 for the year ended December 31, 2009.

Our continuous growth relies on our ability to meet the increasing demand for our current products and our expanded product lines.  Management has developed strategies and taken actions to keep up with demands and foreseeable ones.  Such actions include working with farmers to increase current yields, focusing on our ability to enter into new cooperative agreements, signing contracts with new farmer agents, and expanding geographically in Shanxi Province, land acquisitions, building production sites and warehouses, or even consider mergers and acquisitions of suppliers of some of our products (although we are currently not a party to any such negotiations or agreements), vendors, or competitors if considered necessary or bargain purchase.

As a result of our recent Control Agreements whereby we now control Deyufarm, our deep processed grain products are higher margin products than our rough processed corn.  As such, we have increased our efforts to enter into supermarkets in tier 1 and tier 2 cities in China.   Additionally, based upon our perceived and historical growing demand for our deep processed grain products, the changing dietary demands, and the increase in health and nutrition consciousness of the Chinese people, we believe we have a unique opportunity to substantially increase our revenues, net income and gross margins.  Management has also begun an initial evaluation of the viability of exporting our deep processed grain products to other countries, such as Japan and the United States.

We believe significant factors that could affect our operating results are the (a) cost of raw materials, (b) prices and margins of our products to our retailers and their markup to the end users, (c) consumer acceptance of our deep processed grain products, (d) general economic conditions in China, and (e) the changing dietary habits of the people of China towards our quality organic food.

Our goal for 2011 is to develop the business model comprised of three major pieces: corn division, simple and deep processed grain divisions, and non-processed and unpacked grains sold in retail stores.  Together that would result in significant growth.  We will shift some capital from corn division to unpacked grain business.  At the same time, we rely on our strengths, competitive edges and support to our corn customers to keep up the revenues.  On the other hand, all of increased distribution channels and brand name recognition out of sales and marketing initiatives and momentum we gain from simple and deep processed grain products would help tremendously on this unpacked grain business.  In addition, the ERP system we implemented to strength and better our procurement capability and accuracy, particularly for retail side of business, would boost up our flexibility and accuracy to eventually increase our business and quality of accounting and internal control.  Meanwhile, the B2B and B2C E-Commerce we built will further enhance our selling capability which should attract especially our current or new wholesale customers who can register as members by paying membership fees to attain lower pricing.  This initiative would help encourage them to order high volume and help our cash flows at the same time.

Plan of Operation

With the corn business being matured and stable and yet increasing demand yearly, we have acquired two pieces of farmland of approximately 17,300 acres of ownership rights between 40 to 47 years at the end of 2010 for a total of approximately $7 million to secure the supply and quality of crops for both grains and corn. The growing season for these parcels commences in April 2011.  As a result, we believe we have achieved economies of scale through exclusive rights of use to over 109,000 acres of some of China’s most fertile agricultural land, including ownership rights to approximately 19,000 acres.  Since demand of both simple processed and deep processed grain products is increasing through our expanding sales network and brand name recognition, we are increasing the land coverage of our growing base and also our production base for deep processed products.  To achieve that, we are constructing warehouses in Shanxi Province and a new plant in the outskirts of Beijing.

In the coming year 2011, for sales and marketing strategy, instead of rapidly increasing the number of stores selling our products across Beijing and China as a whole, we have shifted our focus on promoting our name brand and products regionally, and increasing customer purchases on a per store basis.

Since we have been successful of promoting and selling our products through all of our distribution channels and networks, including B2B and B2C E-Commerce, and our brand names are becoming widely known, to support this growth, the Company has carefully planned to build more warehouses and plants and to acquire companies in the future that either fit in or expand Deyu product lines.  It also helps ease requests by many of our wholesalers and retail stores for providing other non-existing Deyu product lines.  Thus, we plan to make a few strategic acquisitions per year vertically or horizontally to sell either under our own brands name or theirs through our distribution networks.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations has been prepared by management based on our consolidated financial statements, which have been prepared in accordance with US GAAP.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates our critical accounting policies and estimates, including those related to revenue recognition, valuation of accounts receivable, property and equipment, long-lived assets, intangible assets, derivative liabilities and contingencies.  Estimates are based on historical experience and on various assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting periods.

We consider the following accounting policies important in understanding our operating results and financial condition:

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

Goodwill and Intangible Assets

Good will calculated as the purchase premium after adjust for the fair value of net assets acquired.  Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the reporting unit level.  A reporting unit, as defined under applicable accounting guidance, is a business segment or one level below a business segment.  Under applicable accounting guidance, the goodwill impairment analysis is a two-step test.  The first step of the goodwill impairment test involves comparing the fair value of each reporting unit with its carrying amount including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, the second step must be performed to measure potential impairment.

The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated possible impairment.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  Measurement of the fair values of the assets and liabilities of a reporting unit is consistent with the requirements of the fair value measurements accounting guidance, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The adjustments to measure the assets, liabilities, and intangibles at fair value are for the purpose of measuring the implied fair value of goodwill and such adjustments are not reflected in the consolidation balance sheet.  If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment.  If the goodwill assigned to a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.  An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit.  An impairment loss establishes a new basis in the goodwill and subsequent reversals of goodwill impairment losses are not permitted under applicable accounting guidance.  In 2010, goodwill was tested for impairment and it was determined that goodwill was not impaired as of December 31, 2010.

For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value.  The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.

Fair Value Measurements

FASB ASC 820, “Fair Value Measurements” (formerly SFAS No. 157) defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  It requires that an entity measure its financial instruments to base fair value on exit price and maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price.  It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value.  This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available.  Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

•
Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.  Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

•
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•
Level 3 – Valuations based on inputs that are unobservable and not corroborated by market data.  The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

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

Our revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded.  The estimates are based on historical sales returns, analysis of credit memo data, and other factors known at the time.  For the years ended December 31, 2010 and 2009, sales discounts were $0 and $847,849, respectively.  Commencing from year 2010, the Company had terminated the offering of sales discounts to customers.

We offer a right of exchange on our grain products sold through our relationship with grocery store networks.  The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased.  In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes.  For the year ended December 31, 2010, the returns of our product were not material.

Stock-Based Compensation

In December 2004, the Financial Accounting Standard Board, or the FASB, issued the Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123 and supersedes APB Opinion No. 25.  SFAS No. 123(R) is now included in the FASB’s ASC Topic 718, “Compensation – Stock Compensation.”  Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees or independent contractors are required to provide services.  Share-based compensation arrangements include stock options and warrants, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, which expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies.  SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods.  On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS No. 123(R).  Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS No. 123.

We have fully adopted the provisions of FASB ASC 718 and related interpretations as provided by SAB 107.  As such, compensation cost is measured on the date of grant as the fair value of the share-based payments.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

Foreign Currency Translation and Comprehensive Income

U.S. GAAP requires that recognized revenue, expenses, gains and losses be included in net income.  Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  The functional currency of the Company is Renminbi (RMB).  The unit of RMB is in Yuan.  Translation gains are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.

Recent Pronouncements

In December 2009, FASB issued new guidance regarding improvements to financial reporting by enterprises involved with variable interest entities.  The new guidance provides an amendment to its consolidation guidance for variable interest entities and the definition of a variable interest entity and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity.  This amendment also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and is effective January 1, 2010.  The adoption of this guidance had no impact on our consolidated financial position or results of operations.

In January 2010, FASB issued an amendment regarding improving disclosures about fair value measurements.  This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  There was no impact from the adoption of this guidance to our consolidated financial position or results of operations as the amendment only addresses disclosures.

In April 2010, FASB issued an amendment to Stock Compensation.  The amendment clarifies that an employee stock-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of this guidance had no impact on our consolidated financial position or results of operations since our stock-based payment awards have an exercise price denominated in the same currency of the market in which our Company shares are traded.

Results of Operations for the Year Ended December 31, 2010 as compared to the Year Ended December 31, 2009

	For The Years Ended December 31,
	2010	2009	Change	%

Net revenue	$89,175,633	$40,732,447	48,443,186	119%

Cost of goods sold	(66,921,540)	(30,136,581)	(36,784,959)	122%

Gross Profit	22,254,093	10,595,866	11,658,227	110%

Selling expenses	(7,047,808)	(1,947,613)	(5,100,195)	262%
General and administrative expenses	(4,129,458)	(719,910)	(3,409,548)	474%
Other expenses	-	(556,312)	556,312	(100)%
Research and development expenses	(73,860)	(98,087)	24,227	(25)%
Total Operating Expense	(11,251,126)	(3,321,922)	(7,929,204)	239%

Operating income	11,002,967	7,273,944	3,729,023	51%

Interest income	17,505	10,081	7,424	74%
Interest expense	(341,555)	(102,893)	(238,662)	232%
Non-operating income	12,404	-	(12,404)	-
Total Other Expense	(336,454)	(92,812)	(243,642)	263%

Income before income taxes	10,666,513	7,181,132	3,485,381	49%
Income tax benefit	1,163,461	-	1,163,461	-
Net income	11,829,974	7,181,132	4,648,842	65%

Preferred stock dividends	(327,721)	-	(327,721)	-

Net income available to common stockholders	$11,502,253	$7,181,132	4,321,121	60%

Net income per common share – basic	$1.36	$1.46	(0.10)	(7)%

Net income per common share – diluted	$1.15	$1.46	(0.31)	(21)%

Weighted average number of common shares outstanding- basic	8,445,880	4,930,000	3,515,880	71%

Weighted average number of common shares outstanding-dilute	10,249,041	4,930,000	5,319,041	108%

Net Revenue

Our revenue for the year ended December 31, 2010 was $89.2 million compared with $40.7 million for the year ended December 31, 2009, an increase of $48.4 million, or 119%, of which $69.5 million was attributable to corn sales, $19.1 million to simple processed grain sales and the remaining $0.6 million from deep processed grain sales.

The following table breaks down the distribution of our sales volume and amount by divisions and as a percentage of gross sales:

	For the Year Ended December 31, 2010					For the Year Ended December 31, 2009
	Sales Volume (ton)	Gross Sales	Less Sales Discount	Net Sales	% of total sales	Sales Volume (ton)	Gross Sales	Less Sales Discount	Net Sales	% of total sales
Corn Division	240,375	69,516,954	-	69,516,954	78%	133,260	32,212,159	-	32,212,159	79%
Simple Processed Grain	10,035	19,063,353	-	19,063,353	21%	7,096	9,368,136	847,849	8,520,288	21%
Deep Processed Grain	-	595,327	-	595,327	1%	-	-	-	-	-

Total	250,410	89,175,633	-	89,175,633	100%	140,356	41,580,295	847,849	40,732,447	100%

The “grain division” described in previous filings is now referred to as the simple processed grain division in light of our expansion into deep processed grains, which is now a separate division.

The corn division increased its revenue by $69.5 million in the year ended December 31, 2010, or 116%, compared to the year ended December 31, 2009.  The increase in revenues was attributable to strong demand.  We believe strong and sufficient demand for corn is derived from a loyal customer base which we believe is attributable to our capability of fulfilling supply orders, our number of warehouses, our high production capacity, our accessibility to railway and transportation, our quality of customer service and products and our competitive pricing.  Our sales growth of corn depends upon our cash flow and capital utilization since we have to pay our farmers or agents first before we can collect from our customers.  The completion of our private placement in May 2010 also contributed to our growth in our corn division in terms of working capital injections.

The simple processed grain division increased its revenues by $10.5 million in the year ended December 31, 2010, or 124%, compared to the year ended December 31, 2009.  The increase in revenues was attributable to our new sales and marketing initiatives, our increase from 300 to approximately 10,000 stores and our increased brand name recognition efforts.  Additionally, during the fourth quarter of 2010, the Company conducted bulk purchase and wholesale trading of rice and flour, resulting in $5.1 million and $0.8 million of sales revenue, respectively.  Management expects to continue to increase the trading volume and to expand its customer base in this sector during 2011.

Cost of Goods Sold

Cost of goods sold mainly consists of cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and packaging costs.  Cost of goods sold as a percentage of net revenue increased slightly by 1% from 74% in 2009 to 75% in 2010.  We experienced a purchase cost increase on both corn and grains in 2010 due to a growing demand for corn and grains both globally and domestically, price increases in general and temporary grain shortages in other regions of China which were caused by drought and floods.  The increase in the price of corn resulted in higher margins in our corn division since we were able to pass such increased costs onto our customers.  However, for our simple and deep processed grain products, our selling price remained stable and therefore, increased costs of grains in 2010 negatively affected our profit margins in those divisions.

Gross Profit

As a percentage of net revenue, gross margin was 25.0% for the year ended December 31, 2010 as compared to 26.0% for the year ended December 31, 2009.  The slight decrease was mainly due to a slightly lower gross margin in our grains division in 2010 as compared to 2009, partially offset by increase in gross margin in the corn division.

Gross margin for the corn division was 22.13% for the year ended December 31, 2010, up by 255 basis points from 19.58% for the year ended December 31, 2009.  The increase was mainly due to higher sales price resulting from higher value of our product brand pursuant to the strengthened relationship with our major customers, the development and growing number of new customers, the affluent funding to purchase more raw materials, and the continuous enhancements in warehousing, as well as our existing advantages in logistics, transportation, product quality, and timely delivery prevailing in the market.

Gross margin for the simple-processed grains division was $35.21% for the year ended December 31, 2010, down by 196 basis points from 54.84% for the year ended December 31, 2009.  The decrease was mainly attributable to the continuous increase in the purchase cost of millet in 2010.  Additionally, we offered promotional price reductions for entering into new supermarkets and holiday sales events during the Chinese New Year season in January and February of 2010, which contributed to the compression of our margin of grain products.

Selling Expenses

Selling expenses increased by approximately $5.1 million, or 262%, from $1.9 million n the year ended December 31, 2009 to $7 million in the year ended December 31, 2010.  Such increase is attributable to increased freight charges of $1.7 million related to sales increases, new slotting fees of $2.0 million for entering more retail stores and supermarkets for simple and deep processed grain products, newly increased sales and marketing personnel expenses of $0.5 million and newly incurred advertising and endorsement costs of $0.5 million, as well as other costs increased associated with our expanding sales force.

General and Administrative Expenses

The following table breaks down our General and Administrative Expenses:

	For The Years Ended December 31,
	2010	2009	Change	%

Payroll, welfare, and bonuses	$1,798,696	$380,239	$1,418,457	373%
Professional service expense	570,168	65,879	504,289	765%
Rent and utilities	355,769	16,065	339,704	2115%
Travel and lodging expense	331,095	-	331,095	100%
Depreciation & amortization Expense	213,210	104,116	109,094	105%
Others	860,520	153,611	706,909	460%
Total	$4,129,458	$719,910	$3,409,548	474%

General and administrative expenses increased by approximately $3.4 million, or 474%, from $0.7 million in the year ended December 31, 2009 to $4.1 million in the year ended December 31, 2010.  As a percentage of net revenue, our general and administrative expense increased to 4.6% for the year ended December 31, 2010 from 1.8% for the year ended December 31, 2009.  This increase is mainly due to our business growth and expansion that increased our payroll and related expenses, travel, auto, office and all other related expenses.  Additionally, expenses related to regulatory compliance as a U.S. reporting company and for U.S. capital market operations mainly triggered an increase of $0.5 million in our professional service expenses, including investor relations, legal, accounting, and consulting services.

Interest Expense

Interest expense increased by $238,662, or 232%, from $102,893 in the year ended December 31, 2009 to $341,555 in the year ended December 31, 2010.  This increase is attributable to a 100% increase in the average short-term loan balance of $2.2 million in 2010 as compared with approximately $1.1 million in 2009.  We increased our borrowing to fulfill capital demand resulting from the following:

(a)	The increase of our inventory on hand in anticipation of future price increases,
(b)	The increase of terms of accounts receivable from customers in our simple- and deep- processed divisions,
(c)	The increase in cash purchases of corn and grains resulting from growing demand.

Provision for Income Taxes

Under the Enterprise Income Tax (“EIT”) Law of the PRC, the standard EIT rate is 25%.  Our PRC subsidiaries are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.  According to the Tax Pronouncement [2008] No. 149 issued by the State Administration of Tax of the PRC, the preliminary processing industry of agricultural products is entitled to EIT exemption starting January 1, 2008.  Three of the Company’s wholly-owned subsidiaries located in Shanxi Province, including Jinzhong Deyu, Jinzhong Yongcheng, and Jinzhong Yuliang, are subject to the EIT exemption.  All of our other subsidiaries and consolidated VIEs are subject to the 25% EIT rate.  The operations of Detian Yu, Deyufarm, HaoLiangXin and Xinggu Deyufarm commenced late in the second half of 2010 and as a result, those entities had not been in a profitable position during the remainder of 2010 and therefore, were entitled to income tax benefits.

Net Income

Net income, before income taxes and preferred stock dividends, increased by approximately $3.5 million, or 49%, from $7.2 million in the year ended December 31, 2009 to $10.7 million in the year ended December 31, 2010.  This increase is mainly attributable to the growth of our simple-processed grain division with an increase of $10.5 million in net revenue and an increase of $8.6 million in gross profit, as well as the growth of our corn division with an increase of $37.3 million in net revenue and an increase of $11.4 million in gross profit.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the years ended December 31, 2009 and 2010:

	2010	2009
Net cash provided by operating activities	$206,602	$1,622,346
Net cash (used in) provided by investing activities	(12,961,541)	1,370,092
Net cash provided by (used in) financing activities	16,143,588	(763,746)
Effect of exchange rate change on cash and cash equivalents	204,594	1,400
Net increase in cash and cash equivalents	$3,593,243	$2,230,092

For the year ended December 31, 2010, net cash provided by operating activities totaled approximately $0.2 million, a decrease of approximately $1.4 million, or 87%, from approximately $1.6 million in the year ended December 31, 2009.  This decrease is primarily attributable to increase in cash used in inventory purchasing as a result of the continuous growth of our business and higher purchase cost of raw materials during 2010.  Additionally, the purchase of our raw materials requires payments to be made to the suppliers at the time of delivery without credit term.  As our business continued to grow in 2010, more cash was used in inventory purchase accordingly.  The increase in accounts receivable was $1.9 million in 2009 as compared to $6.6 million in 2010 as a result of growth of our net revenue and credit terms offered to new retailers and wholesalers also contributed to the reduction in net cash provided by our operating activities.

For the year ended December 31, 2010, net cash used in investing activities was approximately $13.2 million, as compared to $1.4 million of net cash provided by investing activities for the year ended December 31, 2009.  Such increase is primarily attributable to a prepaid amount of $6.9 million used for the acquisition of farmland use rights, $3.6 million used to construct and remodel our factory and warehouses, $2.1 million use to purchase machinery and equipment and $1 million to purchase an Enterprise Resource and Planning system.

Net cash provided by financing activities was approximately $16.1 million during the year ended December 31, 2010 as compared to $0.8 million during the year ended December 31, 2009.  Such increase was mainly attributable to net proceeds of approximately $9.1 million received in connection with our private placement in May 2010, including restricted cash held in escrow and net of direct financing costs, $7.4 million in short-term loans from related parties and approximately $1.8 million in net proceeds from short-term bank loans.

We believe that our current levels of cash, cash flows from operations, and bank/related party borrowings will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we may need additional cash resources in the future if we experience changed business conditions or other developments. We may also need additional cash resources in the future if we find and wish to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If we ever determine that our cash requirements exceed our amounts of cash and cash equivalents on hand, we may seek to issue debt or equity securities or obtain a credit facility. Any future issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness could increase our debt service obligations and cause us to be subject to restrictive operating and financial covenants. It is possible that, when we need additional cash resources, financing will only be available to us in amounts or on terms that would not be acceptable to us, if at all.

Summary of Certain Liquidity Events

In connection with an exchange agreement, on April 27, 2010, we issued an aggregate of 8,736,932 shares of our common stock to the shareholders of City Zone.  We received in exchange from the City Zone shareholders 100% of the shares of City Zone, which exchange resulted in City Zone becoming our wholly owned subsidiary.  Immediately after the Share Exchange, we entered into a Purchase Agreement with certain accredited Investors for the issuance and sale in a private placement of units, consisting of, 2,455,863 shares of our Series A convertible preferred stock, par value $0.001 per share and Series A warrants to purchase up to 982,362 shares of our common stock, for aggregate gross proceeds of approximately $10,805,750.

On November 4, 2010, the Company’s Board of Directors approved the Company’s 2010 Share Incentive Plan.  Under the Plan, 1,000,000 shares of the Company’s common stock shall be allocated to and authorized for use pursuant to the terms of the Plan.  On November 8, 2010, a total of 931,000 non-qualified incentive stock options were approved by our Board of Directors and granted under the Plan to executives, key employees, independent directors, and consultants at an exercise price of $4.40 per share and on December 15, 2010, 40,000 non-qualified incentive stock shares were approved by our Board of Directors and granted under the Plan to a consultant at an exercise price of $4.40 per share, of which shall vest as follows:

33 1/3% of the option grants vested one (1) month after the date of grant;
33 1/3% of the option grants will vest twelve (12) months after the date of grant; and
33 1/3% of the option grants will vest twenty-four (24) months after the date of grant.

On November 5, 2011, we filed a Registration Statement with the SEC on Form S-8 covering the shares underlying the options set forth above.  As of March 31, 2011, none of the options issued pursuant to the Plan have been exercised.

Contractual Obligations

The following table presents the Company’s material contractual obligations as of December 31, 2010:

Constractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Bank Loans	$2,631,364	$2,631,364	$-	$-	$-
Operation Lease Obligations	9,825,542	946,908	1,614,595	889,198	6,374,841
	$12,456,906	$3,578,272	$1,614,595	$889,198	$6,374,841
Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” and, as such, are not required to provide this information.

ITEM 8.Financial Statements

Reference is made to the “F” pages herein comprising a portion of this Annual Report on Form 10-K.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On April 27, 2010, our board of directors (the “Board of Directors”) dismissed George Stewart, CPA (“Stewart”) as our independent registered public accounting firm, and engaged a new independent registered public accounting firm, KCCW Accountancy Corp. (“KCCW”), to serve as our independent auditor.  Steward was dismissed as our independent registered public accounting firm effective on April 27, 2010.  For the two most recent fiscal years ended May 31, 2009, Stewart’s report on the financial statements did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, other than for a going concern.  The dismissal of Stewart and engagement of KCCW were approved by our Board of Directors.  We did not have any disagreements with Stewart relating to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for the audited financials for the fiscal years ended May 31, 2009 and 2008, and subsequent interim periods ended August 30, 2009, November 30, 2009 and February 28, 2010 and through the date of dismissal, which disagreements, if not resolved to the satisfaction of Stewart, would have caused us to make reference to the subject matter of the disagreements in connection with our reports.  During our fiscal years ended May 31, 2009 and 2008, and subsequent interim periods ended August 30, 2009, November 30, 2009 and February 28, 2010 and through the date of dismissal, we did not experience any reportable events.  The Company obtained a letter from Stewart addressed to the United States Securities and Exchange Commission stating it agrees with the statements presented in the Form 8-K filed by the Company on May 3, 2010 and the letter was attached to the Form 8-K as Exhibit 16.1.

On April 27, 2010, we engaged KCCW to serve as our independent registered public accounting firm.  Prior to engaging KCCW, we had not consulted KCCW regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event, nor did we consult with KCCW regarding any disagreements with our prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused us to make a reference to the subject matter of the disagreements in connection with our reports.  We did not have any disagreements with KCCW, and therefore did not discuss any past disagreements with KCCW.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective as of the fiscal quarter covered by this Annual Report, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow appropriate decisions on a timely basis regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework similarly set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting as of December 31, 2010 was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the permanent exemption rules for smaller reporting companies, which require the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Provided below is a list of the names, ages and positions of all our directors and executive officers.

Name	Age	Position
Jianming Hao	36	Chairman of the Board of Directors, Chief Executive Officer
Wenjun Tian	37	President, Director
Charlie Lin	40	Chief Financial Officer
Jianbin Zhou	42	Chief Operating Officer
Michael Han	40	Corporate Secretary
Al Carmona	52	Independent Director and member of Audit Committee
Longjiang Yuan	47	Independent Director and member of Audit Committee
Timothy Stevens	59	Independent Director and Chairman of Audit Committee

Provided below is a list of the names, ages and positions of certain of our significant employees:

Name	Age	Position
Junde Zhang	39	Vice President for the Grains Division
Yongqing Ren	29	Vice President for the Corn Division
Li Ren	47	Vice President for Branding and Marketing
Weizhong Cai	48	Chief Scientist

Family Relationships

There is no family relationship between any of the officers, directors and significant employees of the Company.

Election of Directors and Officers

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of the Board.

Our directors are reimbursed for expenses incurred by them in connection with attending Board meetings, but they do not receive any other compensation for serving on the Board.

Biographies of Officers and Directors

Mr. Jianming Hao, 36, Chief Executive Officer and Chairman of the Board of Directors

Mr. Hao is our CEO and Chairman. Between December 2001 to May 2004, Mr. Hao served as the Finance Manager of China Merchants Dichain (Asia) Ltd., a Hong Kong listed company. Between May 2004 and November 2007, Mr. Hao served as a director and Vice President of Shenzhen Litong Investments Ltd.  Since November 2007, he has been a director of Jinzhong Deyu Agriculture Trading Co. Limited, which is now a subsidiary of Deyu Agriculture Corp.  Mr. Hao received a Master’s degree in Finance from Nankai University. He is also a certified public accountant in China.

Mr. Wenjun Tian, 37, Director and President

Mr. Tian is a Director and our President. Between September 2003 and December 2007, Mr. Tian served as the Chairman of Shanxi Dongsheng Auction Co., Ltd. Between January 2008 and November 2009, Mr. Tian served as the Chairman of Dongsheng International Investment Inc. He has been a director of Detian Yu since December 2009.  Mr. Tian is the holder of an undergraduate degree and has over 10 years experience in corporate management. Mr. Tian is particularly experienced in investment in agricultural enterprises.

Mr. Charlie Lin, 40, Chief Financial Officer

Effective January 10, 2011, the Company appointed Mr. Charlie Lin to serve as the Company’s new Chief Financial Officer.  Mr. Lin is a Certified Public Accountant, a Certified Financial Manager and a Certified Management Accountant.  From March 2008 through January 2011, Mr. Lin previously served as Corporate Controller of Microfabrica, Inc., a start-up VC backed medical device company based in Van Nuys, California where he was in charge of, among other things, accounting, tax, purchasing, financial and operation analyses.  Mr. Lin also has experience securing venture capital funding and has extensive experience working with Microfabrica’s big four accounting firm in connection with the company’s annual audits.  From April 2006 through March 2008, Mr. Lin served as Controller of Ricon Corporation, a  subsidiary of Westinghouse Air Brake Technology Corp. (NYSE: WAB) based in Panorama City, California.  From March 2004 through April 2006, Mr. Lin served as Controller of ProAction Products, Inc., a private injection molding company based in Van Nuys, California.  Mr. Lin was trained as an auditor for Arthur Anderson LLP from 1992 to 1995 and he earned his Bachelors of Science of Accounting and his Masters of Science of Acounting degrees from the University of Wisconsin.  Mr. Lin is a Member of the American Institute of Certified Public Accountants, the Illinois CPA Society and the Institute of Management Accountants.

Mr. Jianbin Zhou, 42, Chief Operating Officer

Mr. Zhou is our Chief Operating Officer. Between January 2005 and December 2006, Mr. Zhou served as the General Manager of Beijing Kangqiaoshidai Education Development Co., Ltd. Between January 2007 and October 2008, he was the General Manager of Antai Global (Beijing) Risk Management Co., Ltd. Mr. Zhou also served as the Vice President of Dongsheng International (Beijing) Investment Co., Ltd. between October 2008 and August 2009. Mr. Zhou has been a director of Detian Yu since August 2009.  Mr. Zhou is the holder of an undergraduate degree.

Mr. Michael Han, 40, Corporate Secretary

Effective January 10, 2011, the Company appointed Mr. Michael Han to serve as the Company’s Corporate Secretary. From April 2009 through January 2011, Mr. Han served as Vice President for Beijing Jinhuanya Management Consulting Co., Ltd., a PRC company. From April 2006 through March 2009, Mr. Han previously served as Vice President and Manager of the Administration Department of General Circuits (Beijing) Ltd., a PRC company, where he was in charge of Administration, Finance, Marketing and International Sales and Business Development. From April 2001 through March 2006, Mr. Han served as Senior Key Account Manager of Shougang NEC Electronics Co., Ltd., a PRC electronics company. Mr. Han earned his Bachelors of Science degree in Metal Forming & Metal Materials from the College of Beijing Iron & Steel Technology and his Masters in Business Administration degree from Tsinghua University. There is no family relationship between Mr. Han and any of the other officers and directors of the Company.

Mr. Al Carmona, 52, Independent Director and Member of Audit Committee

Mr. Carmona is an independent director of the Company.  During the last 25 years, Mr. Carmona has been with Mars & Co, a high end international strategy consulting firm, during which he served as Executive Vice President and Senior Advisor and has coordinated their Global Business Development Council. With the assistance of Mr. Carmona, Mars & Co. grew to over 250 professionals worldwide. Mr. Carmona has deep experience in a wide variety of areas including cost and supply chain optimization, brand strategy, pricing and demand building optimization, competitive analysis, portfolio optimization, business unit turnarounds, as well as acquisition and divestiture analysis.  Mr. Carmona has a Bachelor of Science degree in Chemical Engineering from Princeton University and a MBA degree from the Wharton Business School, University of Pennsylvania.

Mr. Longjiangg Yuan, 47, Independent Director and Member of Audit Committee

Mr. Yuan is an independent director of the Company. He is an acknowledged expert in agricultural technology and has been serving as the vice director of the Science and Technology Bureau of the Chinese Academy of Agricultural Sciences, the largest and highest agriculture institute in China (“CAAS”). Prior to joining the Company, Mr. Yuan spent 17 years in the Institute of Crop Science of the CAAS, where he was also the senior director of the R&D team for paddy rice genetic breeding technologies as well as a scientist in the science commission. He is the director of the Crop Science Society of China and an expert for the National Crop Variety Approval Committee. From 2002 to 2004, Mr. Yuan was an independent director of the board of Shanxi Tunyu Seed Industry Co., Ltd.  Over the years, Mr. Yuan has participated in and led 13 national R&D programs and has developed 17 new crop breeds. He has published more than 20 academic thesis and 5 books on agricultural sciences. Mr. Yuan was also granted 2 scientific and technological progress awards by the Ministry of Agriculture of China.  Mr. Longjiangg Yuan holds a master’s degree in Plant Genetic Breeding from the Graduate School of the Chinese Academy of Agricultural Sciences and a bachelor’s degree in Agriculture from Wan Nan Agriculture University.

Mr. Timothy C. Stevens, 59, Independent Director and Chairman of Audit Committee

Mr. Stevens is an independent director of the Company. Mr. Stevens has over 30 years of executive leadership, management, and client service experience with the world’s leading law, public accounting, and management consulting firms. Since 2004, Mr. Stevens served as the Executive Director of Saul Ewing LLP, a Philadelphia law firm where he oversaw all aspects of its day to day business operations with a focus on improving the bottom line and supporting the Firm’s growth strategy and other key objectives. From 1999 to 2003, he served as the Chief Operating Officer and a member of the Management Committee in the Hong Kong and China offices of the international law firm Baker & McKenzie where he was responsible for all operations (other than client service) for Baker & McKenzie’s large Hong Kong and China practice. From 1995 to 1998, Mr. Stevens served in the Chairman’s office as the Finance and Administrative Partner of PricewaterhouseCoopers China, the world’s largest auditing firm, where he supervised the business plans, office openings and expansions as well as the financial management of the firm.  Mr. Stevens graduated from Clifton College and Bristol University in the United Kingdom. He received the ACA qualification from the UK Chartered Accountants’ Qualification Program in 1974. Mr. Stevens is a licensed CPA in Massachusetts as well as being a Hong Kong FCPA.

Mr. Junde Zhang, 39, Vice President for the Grains Division

Mr. Zhang is our Vice President responsible for the operation of the Grains Division. Since April 2004, he has been the Production Director and the General Manager of our Cereal Crops Division. Mr. Zhang is a successful entrepreneur and was appointed as a member of the Yuci People’s Congress. He was awarded the honorable title of Industrial Restructuring Leader by the Yuci Municipal Government.

Mr. Zhang is the holder of an undergraduate degree and has over 10 years of experience in grain breeding, cultivation, processing, marketing and management.

Mr. Yongqing Ren, 29, Vice President for the Corn Division

Mr. Ren has been the Vice President and General Manager of our Corn Division since April 2004. He was conferred the honorable title of Industrial Restructuring Leader for two consecutive years and the prize of Top Ten Youth Career Development Contributor by the Yuci Municipal Government.

Mr. Ren is the holder of an undergraduate degree. He is well experienced in corn breeding, cultivation, processing, marketing and management.

Mr. Li Ren, 47, Vice President for Branding and Marketing

Mr. Ren is our Vice President in charge of Branding and Marketing. He is one of the most well known senior brand managers in the consumer goods industry of China. Between May 1998 and June 2001, Mr. Ren served as the director of Marketing, Administration and Human Resources with Hebei Hualong Group. Between 2003 and 2006, Mr. Ren was the Vice President of Hebei Zhongwang Group and successfully established Beijing Wu Gu Dao Chang Company. Thereafter, he became a free lance brand planner. During the period of June 2007 to March 2008, Mr. Ren helped integrate the brands of White Elephant Group and in 2009, he completed the assignment of the brands of Chengde Wu Gu Agricultural Farm and the strategic planning for the city brands of Urban Zhejiang Jiaxing Nanhu Company. Mr. Ren also established a partnership consulting company in November 2009.

Mr. Ren is very experienced in the areas of brand core concept refining, brand structure systemization, brand strategic planning and brand integration and marketing communication. He is one of the few experts in local brand development area in China. Mr. Ren is the holder of an undergraduate degree.

Dr. Weizhong Cai, Age 48, Chief Scientist

Dr. Cai is the Chief Scientist of the Company. Dr. Cai is currently the professor and tutor of food nutrition and health in the School of Public Health, Peking University.  He is mainly engaged in research and teaching of dietary nutrition and hygiene subjects.

In 1979, Dr. Cai was admitted to the Jiangsu Agricultural University where he obtained his bachelor degree, and he began his research works in 1983. He was later admitted to the Graduate School of Chinese Academy of Agricultural Science and Chinese Agricultural University, where he obtained his master and doctorate degrees respectively. During the years from 1995 to 2001, Dr. Cai participated in the nutrition research in the University of California, Wageningen University, and the Swedish Agricultural University.  His research examined specifically in nutritional metabolism, nutrition analysis and nutrition evaluation, covering the human, food and agriculture.

Dr. Cai focused in the research and management for the Chinese Academy of Agricultural Sciences, China Food Group, China Animal Husbandry Industry Group, the National Development and Reform Commission, and the Public Nutrition and Development Centre.  His current research covers public nutrition, children nutrition, food and beverage nutrition, cereals nutrition, nutrition education, nutrition policy, development of nutritional and functional food.

In addition to his commitment to teaching and promoting learning, Dr. Cai has been extensively involved in the advisory works to the government with regard to promotion works in public nutrition improvement and food nutrition development.  He was invited by the “Outline of the Food Industry Development” in the nutrition science guidance section of the National “Eleventh Five-year” program as a script writer. As the National Children Food Safety Action Expert Team leader and the appointed expert to the Public Nutrition Improvement Projects, Dr. Cai also involved in the management and social promotion works in national nutrition improvement, education, policy, development and children food safety.

Dr. Cai is currently engaged in the research and development of Chinese dietary micronutrient intake system, and scientific catering system projects for infants. As a nutrition and health professional, he published dozens of professional articles in international professional conferences, journals and many media.  As the author, he wrote over 100 articles in public health education and scientific articles for media of newspaper, internet, radio and television. His published works include “Public Nutrition and Social Economic development”, “Advanced Nutrition”, “European Food Safety System”, “China Nutrition Industry Development Report”, and “Colorful Healthy Diet Decoding”, etc.

Director Qualifications and Experience

The Board considers various characteristics, such as experience, qualifications, attributes and skills, in making its decision to appoint and nominate directors to the Board.

Mr. Hao has the experience, qualifications, attributes and skills to qualify him to serve as a director.  His experience running the Company and its subsidiaries have contributed to his knowledge of the business and his understanding of the grain and corn products industry.  Because of this experience, we expect that he will act in the best interest of the Company.

Mr. Tian has the experience, qualifications, attributes and skills to qualify him to serve as a director.  His experience with our subsidiaries and the knowledge he has acquired managing businesses and running our subsidiaries has given him the experience necessary to be ability to sit on our Board of Directors.  Because of this experience, we expect that he will act in the best interest of the Company.

Mr. Carmona has the experience, qualifications, attributes and skills to qualify him to serve as a director.  His past work experience working with companies to optimize their operations and maximize profits gives us the confidence that he will be an asset to our Board of Directors.  Because of this experience, we expect that he will act in the best interest of the Company.

Mr. Yuan has the experience, qualifications, attributes and skills to qualify him to serve as a director.  His past work experience and research experience in the genetic breeding field will be an asset to us as we strive to maximize our grain and corn production and manufacturing. Because of this experience, we expect that he will act in the best interest of the Company.

Mr. Stevens has the experience, qualifications, attributes and skills to qualify him to serve as a director.  His past work experience overseeing the world’s leading law, public accounting and management consulting firms will be an asset to us and he will be in a strong position to oversee our operations and corporate governance.  Because of this experience, we expect that he will act in the best interest of the Company.

 Legal Proceedings

Unless otherwise indicated, to the knowledge of the Company after reasonable inquiry, no current director or executive officer of the Company during the past ten years, has (i) been convicted in a criminal proceeding (excluding traffic violations or other minor offenses), (ii) been a party to any judicial or administrative proceeding (except for any matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, U.S. federal or state securities laws, or a finding of any violation of U.S. federal or state securities laws, (iii) filed a petition under federal bankruptcy laws or any state insolvency laws or has had a receiver appointed for the person’s property or (iv) been subject to any judgment, decree or final order enjoining, suspending or otherwise limiting for more than 60 days, the person from engaging in any type of business practice , acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity or engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws, (v) been found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated, (vi) been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated, (vii) been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (a) any Federal or State securities or commodities law or regulation, (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity, or (viii) been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

There are no material pending legal proceedings to which any of the individuals listed above is party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

CORPORATE GOVERNANCE

Director Independence and Board Committees

Director Independence

Our stock is currently quoted on the OTCQB. The OTCQB does not have rules regarding director independence. Accordingly, although our audit committee charter states that each member shall meet the independence requirements set out by the applicable listing standards of the securities exchange, securities association, SRO, or stock market on which the Company’s securities are quoted or listed for trading, we determined that the NASDAQ Marketplace independence requirements were an appropriate standard to determine independence because these requirements are stricter than the current OTC Bulletin Board’s requirements. Additionally, we adopted these stricter standards to strengthen our corporate governance and improve internal controls.

Subject to certain exceptions, under the listing standards of the NASDAQ Marketplace, a listed company’s board of directors must consist of a majority of independent directors. Currently, our board of directors has determined that each of the non-management directors, Al Carmona, Longjiang Yuan and Timothy Stevens, are “independent” directors as defined by the listing standards of NASDAQ currently in effect and approved by the U.S. Securities and Exchange Commission and all applicable rules and regulations. All members of the Audit Committee satisfy the “independence” standards applicable to members of such committee. The board of directors made this affirmative determination regarding these directors’ independence based on discussions with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions with the Company. The board of directors considered relationships and transactions between each director or any member of his immediate family and the Company and its subsidiaries and affiliates. The purpose of the board of director’s review with respect to each director was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the NASDAQ rules.

Audit Committee

On August 19, 2010, we established our Audit Committee. The Audit Committee consists of Timothy Stevens, Al Carmona and Longjiang Yuan, each of whom is an independent director. Timothy Stevens, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The Audit Committee’s responsibilities include:

●
The appointment, replacement, compensation, and oversight of work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting, for the purpose of preparing or issuing an audit report or performing other audit, review or attest services; and

●
Reviewing and discussing with management and the independent auditor various topics and events that may have significant financial impact on our company or that are the subject of discussions between management and the independent auditors.

The board of directors has adopted a written charter for the Audit Committee.  During the fiscal year ended December 31, 2010, the Audit Committee met three times.

Procedures for Determining Executive Compensation

On August 19, 2010, our Board of Directors approved the adoption of the independent director oversight of Executive Officer compensation.  Pursuant to NASDAQ Rule 5605(d), all matters regarding executive officer compensation shall be submitted for approval or recommendation by a majority of the independent directors.

Procedures for Selection of Director Nominees

On August 19, 2010, the Board of Directors of the Company approved the adoption of the procedures for the selection of director nominees.  Pursuant to NASDAQ Rule 5605(e)(1), a majority of the independent directors shall recommend and select the director nominees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent (10%) beneficial owners were filed as of the date of this filing, except that Charlie Lin is still in the process of obtaining SEC filing codes in order to file a Form 3 in connection with his appointment as Chief Financial Officer of the Company on January 10, 2011.

Code of Ethics

On August 19, 2010, our Board of Directors adopted a Code of Conduct applicable to all directors, officers and employees. Pursuant to NASDAQ Rule 5610, the Code of Conduct complies with the definition of a “code of ethics” set out in Section 406(c) of the Sarbanes-Oxley Act of 2002.  A copy of such Code of Conduct is referenced as Exhibit 14.1 herein.

ITEM 11.  Executive Compensation

The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, in 2010 and 2009, to each of the following named executive officers:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock and Option Awards number	All Other Compensation ($)	Total ($)

Jianming Hao	2010	26,435	--	150,000	63,444	89,879
(Chief Executive Officer)	2009	2,266	--	--	--	2,266

Wenjun Tian	2010	26,435	--	150,000	63,444	89,879
(President)	2009	2,266	--	--	--	2,266

David Lethem	2010	64,334	--	25,000	--	64,334
(Former Chief Financial Officer)	2009	--	--	--	--	--

Charlie Lin	2010	--	--	--	--	--
(Chief Financial Officer)	2009	--		--	--	--

Jianbin Zhou	2010	43,807	--	40,000	15,106	58,913
(Chief Operating Officer}	2009	4,532	--	--	--	4,532

Michael Han	2010	13,595	--	--	--	13,595
Corporate Secretary	2009	--	--	--	--	--

Junde Zhang (1)	2010	5,287	--	40,000	37,009	42,296
(Vice President of the Grains Division)	2009	--	--	--	--	--

Yongqing Ren (1)	2010	5,287		40,000	37,009	42,296
(Vice President of the Corn Division)	2009	--	--	--	--	--

Li Ren (1)	2010	30,967		30,000	15,106	46,073
(Vice President of Branding and Marketing)	2009	--	--	--	--	--

Weizhong Cai	2010	1,133	--	--	--	1,133
(Chief Scientist)	2009	-	-	-	-	--

(1)	Although they are not executive officers, based upon the compensation received, Mr. Junde Zhang, Mr. Yongqing Ren and Mr. Li Ren qualify as named executive officers for purposes of this table.

Outstanding Equity Awards at the End of the Fiscal Year

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2010:

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable	—	—	—	—	—	—		—
Jianming Hao	50,000	100,000	-	4.40	November 5, 2020	-	--	-		-
Wenjun Tian	50,000	100,000	-	4.40	November 5, 2020	-	-	-		-
David Lethem	8,333 (1)	16,667 (1)	-	4.40	November 5, 2020	-	-	-	-	-
Charlie Lin	-	-	-	-	-	-	-	-		-
Jianbin Zhou	13,334	26,666	-	4.40	November 5, 2020	-	-	-		-
Michael Han	-	-	-	-	November 5, 2020	-	-	-		-
Junde Zhang	13,334	26,666	-	4.40	November 5, 2020	-	-	-		-
Yongqing Ren	13,334	26,666	-	4.40	November 5, 2020	-	-	-		-
Li Ren	10,000	20,000	-	4.40	November 5, 2020	-	-	-		-
Weizhong Cai	-	-	-	-	-	-	-	-		-

(1) As a result of the termination of employment of Mr. David Lethem effective January 10, 2011, such options shall expire three months after termination such Employee in accordance with the terms of the Plan unless exercised by Mr. Lethem prior to such date.

Option Exercises and Stock Vested

None.

Director Compensation

            Our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings.  The following table presents compensation distributed to our independent directors during the year ended December 31, 2010 for serving on the Board of Directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Timothy Stevens	$12,375	$35,997	$-	$48,372
Al Carmona	6,000	26,998	-	32,998
Longjiang Yuan	-	8,999	-	8,999
	$18,375	$71,994	$-	$90,369

(1) Reflects the aggregate grant date fair value to option awards granted to the directors, determined in accordance with ASC Topic 718. For information regarding the grant date fair value of stock options, see Note 15 – Share-Based Compensation, to our accompanying consolidated financial statements.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan.  All decisions regarding compensation are determined by our Board of Directors.

Options and Stock Appreciation Rights

On November 4, 2010, the Company’s Board of Directors approved the Company’s 2010 Share Incentive Plan.  Under the Plan, 1,000,000 shares of the Company’s common stock shall be allocated to and authorized for use pursuant to the terms of the Plan.  On November 8, 2010, a total of 931,000 non-qualified incentive stock options were approved by our Board of Directors and granted under the Plan to executives, key employees, independent directors, and consultants at an exercise price of $4.40 per share and on December 15, 2010, 40,000 non-qualified incentive stock shares were approved by our Board of Directors and granted under the Plan to a consultant at an exercise price of $4.40 per share, of which shall vest as follows:

33 1/3% of the option grants vested one (1) month after the date of grant;
33 1/3% of the option grants will vest twelve (12) months after the date of grant; and
33 1/3% of the option grants will vest twenty-four (24) months after the date of grant.

On November 5, 2011, we filed a Registration Statement with the SEC on Form S-8 covering the shares underlying the options set forth above.  As of March 25, 2011, none of the options issued pursuant to the Plan have been exercised.

Employment Agreements

On June 6, 2010, we entered into an employment agreement with Mr. David Lethem pursuant to which Mr. Lethem was hired as our Chief Financial Officer for a term of three (3) years and compensation of $10,000 per month. On January 10, 2011, we accepted the amicable resignation of Mr. Lethem and as a result, we and Mr. Lethem terminated Mr. Lethem’s employment agreement effective as of January 10, 2011.  No early termination penalties were incurred by either us or Mr. Lethem.

On January 10, 2011, we entered into an employment agreement with Charlie Lin pursuant to which Mr. Lin was hired as our Chief Financial Officer.  As compensation for the services rendered by Mr. Lin under the Employment Agreement, as a gross salary and prior to any deductions or withholdings, Mr. Lin will shall be paid a monthly salary of $10,000 during the first three months of employment and, after the confirmation of the employment of Mr. Lin upon the satisfactory performance of the duties of Mr. Lin, Mr. Lin shall be paid the monthly salary of $11,000.  Mr. Lin shall also be paid a year-end bonus at the discretion of our Chief Executive Officer and such bonus, if any, will be normally paid prior to the Chinese New Year.  Mr. Lin shall also be entitled to a fixed monthly allowance of $2,000 per month for health and medical insurance and life insurance and reimbursement of expenses, including certain travel and office expenses.  Mr. Lin shall also be entitled to 13 working days’ vacation for completion of each fiscal year and pro-rata to the length of service of the year rendered.  In addition to any other benefits or compensation set forth above, Mr. Lin shall be entitled to participate in our employee stock option plan at a level commensurate with Mr. Lin’s position as Chief Financial Officer.

Payment of Post-Termination Compensation

We do not have change-in-control agreements with any of our directors or executive officers, and we are not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of, March 25, 2011: (i) by each of our directors, (ii) by each of the named executive officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than 5% of any class of our outstanding shares. As of March 31, 2011, there were 10,499,774 shares of our common stock outstanding:

Title of Class	Name and Address of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership (number of shares)	Fully Diluted Percentage of Outstanding Shares of Common Stock (3)
Certain Beneficial Owners - Over 5% Ownership
Common Stock	Expert Venture Limited (4)(5)	6,213,205	45.65%
Common Stock	Sure Glory Holdings Limited(6)	748,636	5.50%
Common Stock	Charming Action Management Limited(7)	736,364	5.41%
Common Stock	Hong Wang(8)(9)	0	0%

Directors and Executive Officers and Significant Employees
Common Stock	Jianming Hao(10)	50,000	*
Common Stock	Wenjun Tian(11)	50,000	*
Common Stock	Charlie Lin	0	0%
Common Stock	Yongqing Ren(12)	13,334	*
Common Stock	Jianbin Zhou(13)	13,334	*
Common Stock	Li Ren(14)	10,000	*
Common Stock	Junde Zhang(15)	13,334	*
Common Stock	Al Carmona(16)	67,000	*
Common Stock	Longjiang Yuan(17)	1,667	*
Common Stock	Timothy Stevens(18)	6,667	*
Common Stock	Weizhong Cai	0	0%
Common Stock	Michael Han	0	0%
Officers and Directors as a Group (a total of 12 persons)		225,335	1.66%

* less than 1%

(1)
Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.

(2)	Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(3)
Applicable percentage of ownership is based on 13,610,135 shares of common stock outstanding as of the date hereof together with securities exercisable or convertible into common stock within sixty (60) days as of the date hereof for each stockholder.

(4)	The registered address of Expert Venture Limited is P.O. Box 957, Offshore Incorporation Centre, Road Town, Tortola, British Virgin Islands.

(5)	Mr. Yam Sheung Kwok is the sole and controlling person of Expert Venture Limited, owning all 1,000 shares of Expert Venture Limited (subject to the share transfer agreements discussed below).

(6)
The registered address of Sure Glory Holdings Limited is P.O. Box 957, Offshore incorporation Centre, Road Town, Tortola, British Virgin Islands.  Mr. Dai Ai Wei is the sole and controlling person of Sure Glory Holdings Limited, owning the sole share of Sure Glory Holdings Limited.

(7)
The registered address of Charming Action Management Limited is Portcullis TrustNet Chambers, P.O. Box 3444, Road Town, Tortola, British Virgin Islands.  Miss Jin Juan Dai is the sole and controlling person of Charming Action Management Limited, owning the sole share of Charming Action Management Limited.

(8)	The registered address of Hong Wang is 7/F, B Tower, Jinshangguoji Building, Jinzhong, China.

(9)
Pursuant to a share transfer agreement, Mr. Hong Wang has the option, subject to certain performance targets (discussed in more detail below), to purchase from Mr. Yam Sheung Kwok, the current sole shareholder of Expert Venture Limited, up to 120 shares of Expert Venture Limited. Accordingly, upon exercise of such option, Mr. Wang will indirectly (through his ownership of Expert Venture Limited) own and control 748,585 shares, which equals 5.50% of the fully-diluted percentage of outstanding shares.

(10)
Pursuant to a share transfer agreement, Mr. Jianming Hao, our Chairman and Chief Executive Officer, has the option, subject to certain performance targets, to purchase from Mr. Yam Sheung Kwok, the current sole shareholder of Expert Venture Limited, up to 101 shares of Expert Venture Limited. Accordingly, upon exercise of such option, Mr. Hao will indirectly (through his ownership of Expert Venture Limited own and control 630,059 shares which equals 4.63% of the fully-diluted percentage of outstanding shares. In addition, the Company has granted to Mr. Hao options to purchase 150,000 shares of our common stock under the Plan, 50,000 of which have vested.

(11)
Pursuant to a share transfer agreement, Mr. Wenjun Tian, our Executive Director, will have an option, subject to certain performance targets (discussed in more detail below), to purchase from Mr. Yam Sheung Kwok, the current sole shareholder of Expert, up to 300 shares of Expert, which constitutes 30% of Expert. Accordingly, upon exercise of such option, Mr. Tian will indirectly (through his ownership of Expert) own and control 1,871,461 shares which equals 13.75% of the fully-diluted percentage of outstanding shares. In addition, the Company has granted to Mr. Tian options to purchase 150,000 shares of our common stock under the Plan, 50,000 of which have vested.

(12)
Pursuant to a share transfer agreement, Mr. Yongqing Ren will have an option, subject to certain performance targets (discussed in more detail below), to purchase from Mr. Yam Sheung Kwok, the current sole shareholder of Expert, up to 200 shares of Expert. Accordingly, upon exercise of such option, Mr. Ren will indirectly (through his ownership of Expert) own and control 1,247,641 shares which equals 9.17% of the fully-diluted percentage of outstanding shares. In addition, the Company has granted to Mr. Ren options to purchase 40,000 shares of our common stock under the Plan, 13,334 of which have vested.

(13)	The Company has granted to Mr. Zhou options to purchase 40,000 shares of common stock under the Company’s share option plan, 13,334 of which have vested.

(14)	The Company has granted to Mr. Ren options to purchase 30,000 shares of common stock under the Company’s share option plan, 10,000 of which have vested.

(15)
Pursuant to a share transfer agreement, Mr. Junde Zhang will have an option, subject to certain performance targets (discussed in more detail below), to purchase from Mr. Yam Sheung Kwok, the current sole shareholder of Expert, up to 200 shares of Expert. Accordingly, upon exercise of such option, Mr. Zhang will indirectly (through his ownership of Expert) own and control 1,247,641 shares which equals 9.17% of the fully-diluted percentage of outstanding shares. In addition, the Company has granted to Mr. Zhang options to purchase 40,000 shares of our common stock under the Plan, 13,334 of which have vested.

(16)
Al Carmona was an investor in the financing that closed immediately following the Share Exchange.  In the offering, Mr. Carmona purchased 45,000 units in the offering which consisted of 45,000 shares of Series A Convertible Preferred Shares and a warrant exercisable into 18,000 shares of common stock at an exercise price of $5.06. In addition, the Company has granted to Mr. Carmona options to purchase 15,000 shares of our common stock under the Plan, 5,000 of which have vested.

(17)	The Company has granted to Mr. Yuan options to purchase 5,000 shares of our common stock under the Plan, 1,667 of which have vested.

(18)	The Company has granted to Mr. Stevens options to purchase 20,000 shares of our common stock under the Plan, 6,667 of which have vested.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Due from Related Parties

Total due from related parties amounted to $0 and $5,716,380 as of December 31, 2010 and 2009, respectively.  The balance of $5,716,380 mainly consisted of loans to the original shareholders of Detian Yu.  Those loans were unsecured, bearing no interest, and repaid during 2010.

Due to Related Parties

	As of December 31,
	2010	2009
Advances from -
Dongsheng International Investment Co., Ltd.	$3,484,848	$-
Jinzhong Xinhuasheng Business Trading Co., Ltd.	3,030,303	-
Mr. Wenjun Tian	1,515,152	-
Mr. Jianming Hao	-	84,120
Mr. Junde Zhang	-	61,530
Total	$8,030,303	$145,650

Mr. Jianming Hao is the Chief Executive Officer and Chairman of the Board of the Company.  Mr. Wenjun Tian, the President and Executive Director of the Company is also the President and Executive Director of Dongsheng International Investment Co., Ltd.  Mr. Hong Wang, a shareholder with over 5% beneficial ownership and a manager of the Company is the President and Executive Director of Jinzhong Xinhuasheng Business Trading Co., Ltd.  Mr. Junde Zhang is a Vice President and Director of the Company.  Those advances as of December 31, 2010 and 2009 were unsecured, bearing no interest, and no due date was specified.

Guarantees

As of December 31, 2010, Jinzhong Deyu provided full guarantees on short-term loans obtained by Jinzhong Yuliang and Jinzhong Yongcheng.  Jinzhong Yuliang also provided full guarantees on a short-term loan obtained by Jinzhong Yongcheng.

As of December 31, 2009, Jinzhong Yuliang provided full guarantees on short-term loans obtained by Jinzhong Yongcheng.

Lock Up Agreements

All of the shares of our common stock to be owned by the management of City Zone Holdings Limited and other certain shareholders, including Expert Venture Limited, Sure Glory Holdings Limited, Brighton Investments Limited, Mapleland International Investments Limited, Charming Action Management Limited and Shallow Glory Limited, will be restricted from public or private sale until April 21, 2011.

Promoters and Certain Control Persons

None.

Conflicts of Interest

We have certain potential conflicts of interest that are inherent in the relationships between our officers and directors.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with ours with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated. Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our shareholders will have any right to require participation in such other activities.

Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (a) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (b) the transaction be approved by a majority of our disinterested outside directors and (c) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

ITEM 14.  Principal Accountant Fees and Services

Public Accounting Fees

The following chart sets forth public accounting fees paid and payable to KCCW Accountancy Corp. (“KCCW”) during the years ended December 31, 2010 and 2009:

	2010	2009
Audit Fees	$170,000	$100,000
Audit Related Fees	$100,000	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Audit fees were for professional services rendered by KCCW for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Forms 10-Q, and services that are normally provided by KCCW in connection with statutory and regulatory filings or engagements for that fiscal year.

Audit related fees consist of services by KCCW that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees.  This category includes accounting consultations on transaction and proposed transaction related matters.  We incurred these fees in connection with registration statements, financing, and acquisition transaction.

KCCW did not bill any other fees for services rendered to us during the years ended December 31, 2010 and 2009 for assurance and related services in connection with the audit or review of our financial statements.

Pre-Approval of Services

The Audit Committee appoints the independent accountant each year and pre-approves the audit services.  The Audit Committee chair is authorized to pre-approve specified non-audit services for fees not exceeding specified amounts, if he promptly advises the other Audit Committee members of such approval.

Audit of Financial Statements

During the years ended December 31, 2010 and 2009, KCCW was our principal auditor and no work was performed by persons outside of KCCW.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules

The financial statements are set forth under the “F” pages of this Annual Report on Form 10-K. Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibits

2.1	Share Exchange Agreement Dated April 27, 2010 (1)

3.1	Articles of Incorporation of Deyu Agriculture Corp. (2)

3.2	Certificate of Amendment of Articles of Incorporation of Deyu Agriculture Corp. (3)

3.3	Bylaws of Deyu Agriculture Corp. (2)

4.1	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock (1)

4.2	Form of Series A Warrant (1)

10.1	Securities Purchase Agreement Dated April 27, 2010 (1)

10.2	Registration Rights Agreement Dated April 27, 2010 (1)

10.3	Form of Lock-Up Agreement Dated April 27, 2010 (1)

10.4	Securities Escrow Agreement Dated April 27, 2010 (1)

10.5	Placement Agent Agreement between the Company and Maxim Group, LLC dated January 27, 2010(6)

10.6	Share Transfer Agreement between Hong Wang and Yam Sheung Kwok dated April 26, 2010 (6)

10.7	Share Transfer Agreement between Jianming Hao and Yam Sheung Kwok dated April 26, 2010 (6)

10.8	Share Transfer Agreement between Wenjun Tian and Yam Sheung Kwok dated April 26, 2010 (6)

10.9	Share Transfer Agreement between Yongqing Ren and Yam Sheung Kwok dated April 26, 2010 (6)

10.10	Share Transfer Agreement between Junde Zhang and Yam Sheung Kwok dated April 26, 2010 (6)

10.11	Employment Agreement between David Lethem, as Chief Financial Officer, and the Company dated June 18, 2010 (4)

10.12	Certificate from China Organic Food Certification Center dated December 21, 2009 (6)

10.13	Corn Purchase Letter of Intent between Shanghai Yihai Trading Co., Ltd., Shanxi Office and Jinzhong Yuliang Agricultural Trading Co., Limited dated December 20, 2009 (6)

10.14	Warehouse Lease Agreement between Shanxi 661 Warehouse and Jinzhong Yongcheng Agricultural Trading Co., Limited dated December 21, 2006 (6)

10.15	Warehouse Lease Agreement between Shanxi Means of Production Company, Yuci Warehouse (formerly, the 671 Warehouse) and Jinzhong Yongcheng Agricultural Trading Co., Limited dated December 28, 2008 (6)

10.16	Railway Lease Agreement between Shanxi Cereal & Oil Group, Mingli Reservation Depot and Jinzhong Yongcheng Agriculture Trading Co., Limited dated December 21, 2006 (6)

10.17	Railway Lease Agreement between Shanxi Yuci Cereal Reservation Depot and Jinzhong Yongcheng Agriculture Trading Co., Limited dated November 15, 2007 (6)

10.18	Railway Lease Agreement between Yuci Dongzhao Railway Freight Station and Jinzhong Yongcheng Agriculture Trading Co., Limited dated December 21, 2006 (6)

10.19	Agricultural Technology Cooperation Agreement between Jinzhong Deyu Agriculture Trading Co., Ltd. and Millet Research Institute, Shanxi Academy of Agricultural Science dated October 2007 (6)

10.20	Agricultural Technology Cooperation Agreement between Sorghum Institute, Shanxi Academy of Agricultural Sciences and Jinzhong Deyu Agriculture Trading Co., Ltd. dated August 24, 2008 (6)

10.21	Certificate of Forest Rights for the Yuci Forest Right Certificate (2005) No. 01518 dated August 11, 2006 (6)

10.22	Farmland Transfer Agreement between Detian Yu Biotechnology (Beijing) Co. Ltd. and Shanxi Jinbei Plant Technology Co, Ltd. dated September 30, 2010 (6)

10.23	Land Use Rights Acquisition Contract Dated September 30, 2010 (5)

10.24	Deyu Agriculture Corp. 2010 Share Incentive Plan (7)

10.25
Exclusive Management and Consulting Service Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and Beijing Jundaqianyuan Investment Management Co., Ltd. (English translated version) (8)

10.26
Exclusive Management and Consulting Service Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and Jinzhong Longyue Investment Consulting Co., Ltd. (English translated version) (8)

10.27
Business Cooperation Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and Beijing Jundaqianyuan Investment Management Co., Ltd. (English Translated Version) (8)

10.28
Business Operation Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited, Beijing Jundaqianyuan Investment Management Co., Ltd. and each of the shareholders of Beijing Jundaqianyuan Investment Management Co., Ltd. (English translated version) (8)

10.29
Business Operation Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited, Jinzhong Longyue Investment Consulting Co., Ltd. and both of the shareholders of Jinzhong Longyue Investment Consulting Co., Ltd. (English translated version) (8)

10.30
Share Pledge Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of Beijing Jundaqianyuan Investment Management Co., Ltd.: Tian Wenjun, Hao Jianming, Yang Jianhui, Zhou Jianbin, Ren Li, Ren Yongqing, Zhang Junde and Wang Tao (English translated version) (8)

10.31
Share Pledge Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of Jinzhong Longyue Investment Consulting Co., Ltd.: Zhao Jing and Zhao Peilin (English translated version) (8)

10.32	Form of Power of Attorney (English translated version) (8)

10.33
Equity Acquisition Option Agreement, dated November 16, 2010,  by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of Beijing Jundaqianyuan Investment Management Co., Ltd.: Tian Wenjun, Hao Jianming, Yang Jianhui, Zhou Jianbin, Ren Li, Ren Yongqing, Zhang Junde and Wang Tao (English translated version) (8)

10.34
Equity Acquisition Option Agreement, dated November 16, 2010,  by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of Jinzhong Longyue Investment Consulting Co., Ltd.: Zhao Jing and Zhao Peilin (English translated version) (8)

10.35
Business Cooperation Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and Jinzhong Longyue Investment Consulting Co., Ltd. (English Translated Version) (8)

10.36
Village Collective Farmland Transfer Agreement, dated December 20, 2010, by and between Detian Yu Biotechnology (Beijing) Co., Ltd. and Shanxi Jinbei Plant Technology Development Co., Ltd. (English Translated and Mandarin Versions) (9)

10.37	Contract of Agreement, effective as of January 10, 2011, by and between Deyu Agriculture Corp. and Charlie Lin (10)

14.1	Code of Conduct (6)

16.1	Letter from Auditor (11)

21	List of Subsidiaries*

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002*

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002*

99.1	Audit Committee Charter adopted August 19, 2010 (6)

(1)	Incorporated by reference to our Form 8-K filed on May 3, 2010.
(2)	Incorporated by reference to our Registration Statement on Form S-1 filed on July 8, 2009.
(3)	Incorporated by reference to our Form 8-K filed on June 4, 2010.
(4)	Incorporated by reference to our Form 8-K filed on June 18, 2010.
(5)	Incorporated by reference to our Form 8-K filed on October 6, 2010.
(6)	Incorporated by reference to our Form S-1/A filed on October 21, 2010.
(7)	Incorporated by reference to our Form S-8 filed on November 5, 2010.
(8)	Incorporated by reference to our Form 8-K filed on November 17, 2010.
(9)	Incorporated by reference to our Form 8-K filed on December 21, 2010.
(10)	Incorporated by reference to our Form 8-K filed on January 10, 2011.
(11)	Incorporated by reference to our Form 8-K filed on May 3, 2010.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEYU AGRICULTURE CORP.

Date: March 31, 2011

	By:	/s/ Jianming Hao
Jianming Hao, Principal Executive Officer, Chief Executive Officer

/s/ Charlie Lin
Charlie Lin, Principal Financial and Accounting Officer and Chief Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signatures	Title	Date

/s/ Jianming Hao	Principal Executive Officer, Chief Executive Officer and Chairman of the Board	March 31, 2011
Jianming Hao

/s/ Wenjun Tian	President and Director	March 31, 2011
Wenjun Tian

/s/ Charlie Lin	Principal Financial Accounting Officer and Chief Financial Officer	March 31, 2011
Charlie Lin

/s/ Jianbin Zhou	Chief Operating Officer	March 31, 2011
Jianbin Zhou

/s/ Michael Han	Corporate Secretary	March 31, 2011
Michael Han

/s/ Al Carmona	Independent Director	March 31, 2011
Al Carmona

/s/ Longjiang Yuan	Independent Director	March 31, 2011
Longjiang Yuan

/s/ Timothy Stevens	Independent Director	March 31, 2011
Timothy Stevens

DEYU AGRICULTURE CORP AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Deyu Agriculture Corp.

We have audited the accompanying consolidated balance sheets of Deyu Agriculture Corp. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Deyu Agriculture Corp. as of December 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KCCW Accountancy Corp.

Diamond Bar, California
March 30, 2011

KCCW Accountancy Corp. 22632 Golden Springs Dr. #230, Diamond Bar, CA 91765, USA Tel: +1 909 348 7228 • Fax: +1 626 529 1580 • info@kccwcpa.com

DEYU AGRICULTURE CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Assets	December 31, 2010	December 31, 2009

Current Assets
Cash and cash equivalents	$6,155,744	$2,562,501
Restricted Cash	125,560	-
Accounts receivable, net	11,166,452	4,200,749
Inventory	18,359,505	8,233,760
Advance to supplier	3,596,991	-
Prepaid expenses	2,219,332	1,104,072
Other current assets	849,593	28,998
Total Current Assets	42,473,177	16,130,080

Property, plant, and equipment, net	4,626,004	2,939,475
Construction-in-progress	7,224,504	3,254,696
Goodwill	1,052,139	-
Other assets	10,553,328	1,506,902
Intangible assets, net	-	-

Total Assets	$65,929,152	$23,831,153

Liabilities and Stockholders' Equity

Current Liabilities
Short-term loan	$2,631,364	$1,801,960
Accounts payable	540,956	-
Advance from customers	6,484,589	-
Accrued expenses	1,619,186	116,968
Preferred stock dividends payable	238,620	-
Due to related parties	8,030,303	145,650
Other current liabilities	2,943,681	68,339
Total Current Liabilities	22,488,699	2,132,917

Stockholders' Equity
Series A convertible preferred stock, $.001 par value, 10,000,000 shares
authorized, 2,106,088 and 0 shares outstanding, respectively	2,106	-
Common stock, $.001 par value; 75,000,000 shares authorized,
10,394,774 and 4,930,000 shares issued and outstanding, respectively	10,350	4,930
Additional paid-in capital	18,770,230	8,978,527
Other comprehensive income	2,272,633	909,311
Retained earnings	22,385,134	11,805,468
Total Stockholders' Equity	43,440,453	21,698,236

Total Liabilities and Stockholders' Equity	$65,929,152	$23,831,153

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended
	December 31,
	2010	2009

Net revenue	$89,175,633	$40,732,447

Cost of goods sold	(66,921,540)	(30,136,581)

Gross Profit	22,254,093	10,595,866

Selling expenses	(7,047,808)	(1,947,613)
General and administrative expenses	(4,129,458)	(719,910)
Other operating expenses	-	(556,312)
Research and development expenses	(73,860)	(98,087)
Total Operating Expense	(11,251,126)	(3,321,922)

Operating income	11,002,967	7,273,944

Interest income	17,505	10,081
Interest expense	(341,555)	(102,893)
Non-operating income	(12,404)	-
Total Other Expense	(336,454)	(92,812)

Income before income taxes	10,666,513	7,181,132
Income tax benefit	1,163,461	-
Net income	11,829,974	7,181,132
Preferred stock dividends	(327,721)	-
Net income available to common stockholders	$11,502,253	$7,181,132

Net income per common share - basic	$1.36	$1.46

Net income per common share - diluted	$1.15	$1.46

Weighted average number of common shares outstanding - basic	8,445,880	4,930,000

Weighted average number of common shares outstanding - diluted	10,249,041	4,930,000

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series A Convertible Preferred Stock		Common Stock		Additional	Other
					Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Total
Balance at December 31, 2008	-	$-	4,930,000	$4,930	$7,114,997	$898,235	$4,624,336	$12,642,498

Capital contributions	-	-	-	-	2,647,482	-	-	2,647,482

Effect of recapitalization	-	-	-	-	(783,952)	-	-	(783,952)

Net changes in foreign currency translation adjustment	-	-	-	-	-	11,076	-	11,076

Net earnings for the year ended December 31, 2009	-	-	-	-	-	-	7,181,132	7,181,132

Balance at December 31, 2009	-	-	4,930,000	4,930	8,978,527	909,311	11,805,468	21,698,236

Common stocks cancelled prior to reverse acquisition	-	-	(3,666,933)	(3,667)	3,667	-	-	-

Common stocks issued for reverse acquisition	-	-	8,736,932	8,737	(8,737)	-	-	-

Covertible preferred stocks issued for cash in private placement	2,455,863	2,456	-	-	8,226,221	-	-	8,228,677

Warrants issued to investors with issuance of convertible preferred stocks	-	-	-	-	851,342	-	-	851,342

Warrants issued to placement agent on issuance of convertible preferred stocks	-	-	-	-	170,104	-	-	170,104

Conversion of convertible preferred stocks to common stocks	(349,775)	(350)	349,775	350	-	-	-	-

Share-based compensation	-	-	-	-	549,106	-	-	549,106

Net carrying amounts of VIEs at initial recognition							(922,587)	(922,587)

Net changes in foreign currency translation adjustment	-	-	-	-	-	1,363,322	-	1,363,322

Net earnings for the year ended December 31, 2010	-	-	-	-	-	-	11,502,253	11,502,253

Balance at December 31, 2010	2,106,088	$2,106	10,349,774	$10,350	$18,770,230	$2,272,633	$22,385,134	$43,440,453

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income available to common stockholders	$11,502,253	$7,181,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	495,598	329,265
Deferred income tax benefit	(1,163,461)	-
Preferred stock dividends accrued	232,642	-
Share-based compensation	549,106	-
Loss on disposal of fixed assets	7,573	-
Impairment of long-lived assets	-	556,312
Decrease (increase) in current assets:
Accounts receivable	(6,574,785)	(1,915,038)
Inventories	(9,180,767)	(4,451,514)
Advance to suppliers	(947,913)	(206,213)
Prepaid expense and other current assets	(1,572,350)	-
Other assets	(32,221)	-
Increase (decrease) in liabilities:
Accounts payable	(240,133)	-
Advance from customers	6,284,419	-
Accrued expense and other liabilities	846,642	128,402
Net cash provided by operating activities	206,603	1,622,346

CASH FLOWS FROM INVESTING ACTIVITIES
Prepayments for acquisition of farmland use rights	(6,889,032)	-
Construction and remodeling of factory and warehouses	(3,586,099)	(3,252,409)
Purchase of machinery and equipment	(2,146,248)	(1,087,016)
Purchase of ERP sysetm	(960,175)	-
Cash acquired from consolidation of VIEs	345,286	-
Proceeds from disposal of fixed assets	274,727	-
Net proceeds from loans due from related parties	-	5,709,517
Net cash (used in) provided by investing activities	(12,961,541)	1,370,092

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term loans from bank	1,831,718	395,274
Net proceeds from short-term loans from related parties	7,378,919	84,061
Net repayments of short-term loans from related parties	(1,113,632)	(3,849,607)
Net proceeds from short-term loans from others	(1,079,388)	731,989
Proceeds from private placement, net of restricted cash held in escrow	8,827,123	-
Release of restricted cash related to private placement	298,848	-
Proceeds from capital contributions	-	2,647,482
Net cash distribution for restructuring	-	(772,946)
Net cash provided by (used in) financing activities	16,143,588	(763,746)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	204,594	1,400

NET INCREASE IN CASH & CASH EQUIVALENTS	3,593,244	2,230,092

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	2,562,501	332,409

CASH & CASH EQUIVALENTS, ENDING BALANCE	$6,155,745	$2,562,501

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$323,829	$102,893

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PREPARATION

Deyu Agriculture Corp. (the “Company”), formerly known as Eco Building International, Inc., was incorporated under the laws of the State of Nevada on December 23, 2008.  We completed the acquisition of City Zone Holdings Limited (“City Zone”), an agricultural products distributor in the Shanxi Province of the Peoples Republic of China (the “PRC”) engaged in procuring, processing, marketing, and distributing various grain and corn products, by means of a share exchange, effective April 27, 2010.  As a result of the share exchange, City Zone became our wholly-owned subsidiary.  We currently conduct our business primarily through the operating PRC subsidiaries, including Jinzhong Deyu Agriculture Trading Co., Ltd. (“Jinzhong Deyu”), Jinzhong Yuliang Agriculture Trading Co., Ltd. (“Jinzhong Yuliang”), Jinzhong Yongcheng Agriculture Trading Co., Ltd. (“Jinzhong Yongcheng”), and Betian Yu Biotechnology (Beijing) Co., Ltd. (“Detian Yu”) and its subsidiaries and variable interest entities.

On May 11, 2010, our Board of Directors adopted a resolution to change our name to "Deyu Agriculture Corp."  FINRA declared the name change effective on June 2, 2010.

Reverse Acquisition

On April 27, 2010, we entered into a Share Exchange Agreement (“Share Exchange”) under which we issued 8,736,932 shares of common stock, par value $0.001 per share, to Expert Venture Limited (“Expert Venture”), a company organized under the laws of the British Virgin Islands, and the other shareholders of City Zone (“the “City Zone Shareholders”).  As a result of the Share Exchange, City Zone became our wholly-owned subsidiary and City Zone Shareholders acquired a majority of our issued and outstanding common stocks.  Concurrent with the Share Exchange, Mr. Jianming Hao (“Mr. Hao”), the managing director of City Zone and all of its operating subsidiaries, was appointed our Chief Executive Officer.

As a result, the Share Exchange has been accounted for as a reverse acquisition using the purchase method of accounting, whereby City Zone is deemed to be the accounting acquirer (legal acquiree) and we are to be the accounting acquiree (legal acquirer).  The financial statements before the date of the Share Exchange are those of City Zone with our results being consolidated from the date of the Share exchange.  The equity section and earnings per share have been retroactively restated to reflect the reverse acquisition and no goodwill has been recorded.

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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Variable Interest Entities

On November 16, 2010, Detian Yu entered into a series of contractual arrangements (the “Contractual Arrangements”) with each of Beijing Jundaqianyuan Investment Management Co., Ltd. (“Junda”), Jinzhong Longyue Investment Consultancy Services Co., Ltd. (“Longyue”), and their shareholders, pursuant to which Detian Yu effectively took over management of the business activities of Junda and Longyue.

Junda is a limited liability company incorporated in the PRC on June 13, 2010 with registered capital of $14,637 (or RMB 100,000) by Jianming Hao, Chairman and Chief Executive Officer of the Company, and Wenjun Tian, President and Executive Director of the Company.  As of December 31, 2010, Junda’s equity interest was 100% held by several executives and managers of the Company, including (a) Jianming Hao, owning 33% of Junda, (b) Wenjun Tian, owning 34% of Junda, (c) Jianbin Zhou, the Chief Operating Officer of the Company, owning 10% of Junda, (d) Li Ren, Vice President of Branding and Marketing of the Company, owning 5% of Junda, (e) Yongqing Ren, Vice President of the Corn Division of the Company, owning 3% of Junda and (f) Junde Zhang, Vice President of the Grains Division of the Company, owning 3% of Junda.  As a result, the execution of the Contractual Arrangements with Junda is considered a related party transaction.

The Contractual Arrangements are comprised of a series of agreements with a term of ten (10) years, including:

•
Exclusive Management and Consulting Service Agreements, through which Detian Yu shall provide to each of Junda and Longyue management consulting services in relation to the business of Junda and Longyue in exchange for 35% of the net income after taxes of Junda and Longyue every fiscal year.

•
Business Cooperation Agreements, through which Detian Yu shall provide business cooperation opportunities and services including clients, cooperation partners and market information in the fields of grain processing, sales and financing to each of Junda and Longyue in exchange for cooperation fees and commissions from each of Junda and Longyue equal to 65% of the net income after tax of each of Junda and Longyue in every fiscal year.

•
Business Operations Agreements, through which Detian Yu has exclusive authority of all decision-making of ongoing operations, including establishing compensation levels and hiring and firing of key personnel.  In order to ensure normal operation of Junda and Longyue, Detian Yu agrees to act as the guarantor and provide guarantee on the performance of the obligations of Junda and Longyue under all contracts executed by Junda and Longyue.

•
Share Pledge Agreements, through which the shareholders of Junda and Longyue have agreed to pledge all of their respective equity interests in Junda or Longyue (as the case may be) as security for the performance of all of the obligations or debts under the Exclusive Management and Consulting Service Agreements and Business Cooperation Agreements assumed by Junda and Longyue, and under a counter-guarantee to all the payments made by Detian Yu for the performance of the guarantees assumed by Detian Yu under the Business Operation Agreements.

•	Power of Attorney, signed by each of the shareholders of Junda and Longyue, authorizes a designee appointed by Detian Yu to exercise all of their respective voting rights as a shareholder.

•
Equity Acquisition Option Agreements, through which the shareholders of Junda and Longyue granted Detian Yu an irrevocable and unconditional right to purchase, or cause a designated party of Detian Yu to purchase, part or all of the equity interests in Junda and Longyue from such shareholders, when and to the extent that, applicable PRC laws permit.  The consideration for the equity acquisition option for Junda is RMB 80,000,000 and the consideration for the equity option for Longyue is RMB 120,000,000.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Details of our subsidiaries and variable interest entities subject to consolidation are as follows:

Name of Subsidiary	Domicile and Date of Incorporation	Registered Capital	Percentage of Ownership	Principal Activities
City Zone Holdings Limited (“City Zone”)	British Virgin Islands, July 27, 2009	$20,283,581	100%	Holding company of Most Smart

Most Smart International Limited (“Most Smart”)	Hong Kong, March 11, 2009	$1	100%	Holding company of Shenzhen Redsun

Redsun Technology (Shenzhen) Co., Ltd. (“Shenzhen Redsun”)	The PRC, August 20, 2009	$30,000	100%	Holding company of Shenzhen JiRuHai

Shenzhen JiRuHai Technology Co., Ltd. (“Shenzhen JiRuHai”)	The PRC, August 20, 2009	$14,638	100%	Holding company of Beijing Detian Yu

Detian Yu Biotechnology (Beijing) Co., Ltd. (“Detian Yu”)	The PRC, November 30, 2006	$7,637,723	100%	Wholesale distribution of simple-processed and deep-processed packaged food products and staple food. Holding company of the following first four entities.

Jinzhong Deyu Agriculture Trading Co., Ltd. (“Jinzhong Deyu”)	The PRC, April 22, 2004	$1,492,622	100%	Organic grains preliminary processing and wholesale distribution.

Jinzhong Yongcheng Agriculture Trading Co., Ltd. (“Jinzhong Yongcheng”)	The PRC, May 30, 2006	$288,334	100%	Organic corns preliminary processing and wholesale distribution.

Jinzhong Yuliang Agriculture Trading Co., Ltd. (“Jinzhong Yuliang”)	The PRC, March 17, 2008	$281,650	100%	Organic corns preliminary processing and wholesale distribution.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Name of Subsidiary	Domicile and Date of Incorporation	Registered Capital	Percentage of Ownership	Principal Activities
Beijing Jundaqianyuan Investment Management Co., Ltd. (“Junda”)	The PRC, June 13, 2010	$14,637	Variable interest	Shareholding of Deyufarm

Jinzhong Longyue Investment Consultancy Services Co., Ltd. (“Longyue”)	The PRC, June 2, 2010	$4,393	Variable interest	Shareholding of Deyufarm

Deyufarm Innovation Food (Beijing) Co., Ltd. (“Deyufarm”)	The PRC, June 13, 2010	$6,688,635	100%	Wholesale distribution of packaged food products and instant millet beverage. Holding company of the following two companies.

Sichuan HaoLiangXin Instant Food Co., Ltd. (“HaoLiangXin”)	The PRC, April 25, 2008	$1,202,460	100%	Manufacturing and wholesale distribution of instant grain vermicelli and buckwheat tea products.

Beijing Xinggu Deyufarm Food Co., Ltd. (“Xinggu Deyufarm”)	The PRC, November 25, 2010	$1,515,152	100%	Manufacturing of instant grain vermicelli products.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements include the financial statements of Deyu Agriculture Corp., its wholly-owned subsidiaries, and those variable interest entities where the Company is the primary beneficiary.  All significant intercompany account balances and transactions have been eliminated in consolidation.  Results of operations of companies purchased are included from the dates of acquisition.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The Company’s function currency is the Chinese Yuan, or Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”).

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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, cash in bank and all highly liquid investments with original maturities of three months or less.

As a result of the financings associated with the reverse merger, we have, as of December 31, 2010, $125,560 in an escrow accounts held at a trust account managed by K&L Gates, LLP, the Company’s U.S. legal counsel.  The use of these funds requires the written approval of our placement agent and us.  The funds in these escrow accounts are designated for certain expenses, such as investor relations, accounting/consulting fees, SEC fees, and stock transfer agent fees.  This amount is designated as restricted cash under current assets on our balance sheet, as we expect to utilize these funds within the current fiscal year.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed.  We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves.  As of December 31, 2010 and 2009, there were no customers with accounts receivable greater than six months past due.

Inventories

The Company's inventories are stated at lower of cost or market.  Cost is determined on moving-average basis.  Costs of inventories include purchase and related costs incurred in delivering the products to their present location and condition.  Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions.  Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if valuation allowance is required.  As of December 31, 2010 and 2009, management had identified no slow moving or obsolete inventory.

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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life (in years)
Automobiles	5
Buildings	30
Office equipment	5-6
Machinery and equipment	10
Furniture & fixtures	5-6

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

Goodwill and intangible assets

Good is calculated as the purchase premium after adjusting for the fair value of net assets acquired.  Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the reporting unit level.  A reporting unit, as defined under applicable accounting guidance, is a business segment or one level below a business segment.  Under applicable accounting guidance, the goodwill impairment analysis is a two-step test.  The first step of the goodwill impairment test involves comparing the fair value of each reporting unit with its carrying amount including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, the second step must be performed to measure potential impairment.

The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated possible impairment.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  Measurement of the fair values of the assets and liabilities of a reporting unit is consistent with the requirements of the fair value measurements accounting guidance, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The adjustments to measure the assets, liabilities, and intangibles at fair value are for the purpose of measuring the implied fair value of goodwill and such adjustments are not reflected in the consolidation balance sheet.  If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment.  If the goodwill assigned to a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.  An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit.  An impairment loss establishes a new basis in the goodwill and subsequent reversals of goodwill impairment losses are not permitted under applicable accounting guidance.  In 2010, goodwill was tested for impairment and it was determined that goodwill was not impaired as of December 31, 2010.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value.  The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.

Fair value measurements

FASB ASC 820, “Fair Value Measurements” (formerly SFAS No. 157) defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  It requires that an entity measure its financial instruments to base fair value on exit price and maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price.  It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value.  This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available.  Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

•
Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.  Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

•
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•
Level 3 – Valuations based on inputs that are unobservable and not corroborated by market data.  The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded.  The estimates are based on historical sales returns, analysis of credit memo data, and other factors known at the time.  For the years ended December 31, 2010 and 2009, sales discounts were $0 and $847,849, respectively.  Commencing from year 2010, the Company had terminated the offering of sales discounts to customers.

We offer a right of exchange on our grain products sold through our relationship with grocery store networks.  The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased.  In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes.  For the year ended December 31, 2010, the returns of our product were not material.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the year ended December 31, 2010 was $459,014.  Advertising costs for the year ended December 31, 2009 was not material.

Research and development

The Company expenses its research and development costs as incurred.  Research and development costs for the years ended December 31, 2010 and 2009 were $73,860 and $98,087, respectively.

Stock-based compensation

In December 2004, the Financial Accounting Standard Board, or the FASB, issued the Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123 and supersedes APB Opinion No. 25.  SFAS No. 123(R) is now included in the FASB’s ASC Topic 718, “Compensation – Stock Compensation.”  Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees or independent contractors are required to provide services.  Share-based compensation arrangements include stock options and warrants, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, which expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies.  SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods.  On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS No. 123(R).  Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS No. 123.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has fully adopted the provisions of FASB ASC 718 and related interpretations as provided by SAB 107.  As such, compensation cost is measured on the date of grant as the fair value of the share-based payments.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain classifications have been made to the prior year financial statements to conform to the current year presentation.  The reclassifications have no impact on the Company’s 2009 consolidated statement of operations and retained earnings.

Recent pronouncements

In December 2009, FASB issued new guidance regarding improvements to financial reporting by enterprises involved with variable interest entities.  The new guidance provides an amendment to its consolidation guidance for variable interest entities and the definition of a variable interest entity and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity.  This amendment also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and is effective January 1, 2010.  The adoption of this guidance had no impact on our consolidated financial position or results of operations.

In January 2010, FASB issued an amendment regarding improving disclosures about fair value measurements.  This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  There was no impact from the adoption of this guidance to our consolidated financial position or results of operations as the amendment only addresses disclosures.

In April 2010, FASB issued an amendment to Stock Compensation.  The amendment clarifies that an employee stock-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of this guidance had no impact on our consolidated financial position or results of operations since our stock-based payment awards have an exercise price denominated in the same currency of the market in which our Company shares are traded.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  CONSOLIDATION OF VARIABLE INTEREST ENTITIES

Effective November 16, 2010, the Company included in its consolidated financial statements, the net assets of Junda and Longyue, and their wholly-owned subsidiaries, including Deyufarm, HaoLiangXin, and Xinggu Deyufarm, pursuant to the rights and obligations conveyed by the variable interests resulting in the Company absorbing a majority of Junda’s and Longyue’s expected losses and receiving their expected residual returns.  In accordance with ASC 810, “Consolidation”, the net assets of Junda and Longyue were initially measured at their carrying amounts at the date the requirements of the VIE substance first apply.  Carrying amounts refers to the amounts at which the assets and liabilities would have been carried in the consolidated financial statements if the VIE accounting guidance had been effective when the reporting entity first met the conditions to be the primary beneficiary.  The operating results of Junda and Longyue were included in the consolidated income statements of the Company from the effective date of consummating variable interests.

Selected information of the combined balance sheets of Junda and Longyue, including their wholly-owned subsidiaries, as of December 31, 2010, and the combined results of the operations for the period from November 16, 2010 to December 31, 2010 are summarized as follows:

Junda & Longyue Combined	2010
Combined Assets (1)
Cash and cash equivalents	$489,886
Inventories	1,817,506
Advance to suppliers	2,418,459
Prepaid expense	895,081
Fixed assets and construction-in-progress	830,948
Deferred tax assets	251,632
All other assets	93,400
Total	$6,796,912

Combined Liabilities (1)
Accounts payable	$343,944
Accrued expenses	327,959
Due to related parties	8,030,303
Loan from unrelated parties	2,734,309
All other liabilities	218,400
Total	$11,654,915

Net sales	$4,000,749
Net loss	(756,480)

(1) Total assets and liabilities of combined VIEs are reported net of intercompany balances that have been eliminated in the Company’s consolidation.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to consummating the variable interests with the Company through Junda and Longyue, on July 24, 2010, Deyufarm, wholly-owned by Junda and Longyue, acquired 100% of the equity interest of HaoLiangXin for cash consideration of $1,212,336 (or RMB 8,220,000).  The acquisition was accounted for as a business combination under the purchase method of accounting.  HaoLiangXin’s results of operations were included in Deyufarm’s results beginning July 24, 2010.  The purchase price has been allocated to the assets acquired and the liabilities assumed based on their fair value at the acquisition date (approximated to their carrying value) as summarized in the following:

Purchase price	$1,212,336

Allocation of the purchase price:
Cash acquired	21,110
Accounts receivable	508
Inventories	264,641
Advance to suppliers	304,018
Other current assets	42,710
Property, plant and equipment	177,871
Other assets	3,669
Accounts payable	(24,911)
Advance from customers	(359,617)
Other current liabilities	(241,635)
Fair value of net assets acquired	188,364

Goodwill (2)	$1,023,972

(2) The variance of $28,167 as compared to the $1,052,139 recorded in the Company’s consolidated balance sheet as of December 31, 2010 was mainly the effect of foreign currency translation.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company had the consolidation of VIEs and Deyufarm’s acquisition of HaoLiangXin taken place at January 1, 2010:

	Pro Forma
	2010	2009
Net sales	$89,480,587	$40,762,303
Cost of goods sold	(67,332,706)	(30,327,255)
Gross profit	22,147,881	10,435,048
Operating expenses	(12,402,769)	(3,606,613)
Income from operations	9,745,112	6,828,435
Net interest expense	(328,482)	(127,146)
Net other (expense) income	(4,554)	1,565
Income before income taxes	9,412,076	6,702,854
Income tax benefit	1,161,495	-
Preferred stock dividends	(327,721)	-
Net income available to common stockholders	10,245,850	6,702,854

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	As of December 31,
	2010	2009
Accounts receivable	$11,166,452	$4,200,749
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$11,166,452	$4,200,749

NOTE 5.  INVENTORY

Inventory consisted of the following:

	As of December 31,
	2010	2009
Raw materials	$934,681	$1,323,848
Work in process	421,858	-
Finished goods	16,812,946	6,909,912
Supplies	190,020	-
Total	$18,359,505	$8,233,760

NOTE 6.  PREPAID EXPENSES

Prepaid expenses consisted of the following:

	As of December 31,
	2010	2009
Deductible value-added taxes (VAT)	$1,308,220	$442,646
Prepaid advertisement	643,011	-
Prepaid rent	180,314	60,773
Prepayment for equipment	7,576	600,653
Prepaid other expenses	80,211	-
Total	$2,219,332	$1,104,072

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	As of December 31,
	2010	2009
Automobiles	$933,878	$495,282
Buildings	1,659,116	1,529,035
Office equipment	447,602	163,177
Machinery and equipment	2,786,421	1,648,748
Furniture and fixtures	58,837	-
Total cost	5,885,854	3,836,242
Less: Accumulated depreciation	(1,259,850)	(896,767)
Property, plant, and equipment, net	$4,626,004	$2,939,475

The buildings owned by the Company located in Jinzhong, Shanxi Province, China are used for production, warehouse, and offices for the grains business.  The building structure is mainly constructed of light steels and bricks.  During the year ended December, 31 2009, the Company observed a significant decrease in the construction cost of such property structure during its annual impairment testing of long-lived assets.  While future estimated operating results and cash flows are considered, the Company eventually employed the quoted replacement cost of the buildings as comparable market data.  As a result of this analysis, the Company concluded that the carrying amount of the buildings exceeded their appraised fair value, and recorded an impairment of $556,312 for the year ended December 31, 2009.  These charges are classified in the caption “other expenses” within operating expenses.

Depreciation expense for the years ended December 31, 2010 and 2009 was $495,598 and $329,265, respectively.  As of December 31, 2010 and 2009, $0 and $631,419 of machinery and equipment were pledged as collateral for short-term bank loans, respectively (see Note 11).

NOTE 8.  CONSTRUCTION-IN-PROGRESS

Construction-in-progress consisted of the following:

	As of December 31,
	2010	2009
Construction of Jinzhong processing and storage center	$6,732,189	$3,254,696
Remodeling of Beijing Pinggu factory and warehouse	492,315	-
Total cost	$7,224,504	$3,254,696

The Jinzhong processing and storage center under construction is located in Jinzhong City, Shanxi Province, PRC.  The total construction cost was estimated at $7,068,383, including the cost of obtaining the land use rights which was $2,272,727, machinery, and equipment.  As of December 31, 2010 and 2009, construction-in-progress amounted to $6,732,189 and $3,254,696 related to this construction project, respectively.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Beijing Pinggu deep processing factory and warehouse is located in Pinggu District, Beijing, PRC leased by Xingu Deyufarm under an operating lease agreement.  The total remodeling cost was estimated at $660,586.  As of December 31, 2010, construction-in-progress amounted to $492,315 related to this construction project.

NOTE 9.  INTANGIBLE ASSETS

Intangible assets consisted of the following:

	As of December 31,
	2010	2009
Right to use land	$74,715	$74,715
Less: Accumulated depreciation	(74,715)	(74,715)
Intangible assets, net	$-	$-

According to government regulations of the People’s Republic of China (“PRC”), the PRC Government owns all land.  The Company leases and obtains the certificate of right to use the industrial land of 11,667 square meters with the PRC Government in Jingzhong, Shanxi Province where Jinzhong Deyu’s buildings and production facility are located at.  The term of the right is four to five years and renewed upon expiration.  The right was fully amortized as of December 31, 2010 and 2009 using the straight-line method.  The term of the right was for the period from March 14, 2007 to March 14, 2011.  The Company has been in the process of renewing the land use right certificate since the expiration date.  According to a Certification issued by the Jinzhong Municipal Bureau of Land and Resources on March 30, 2010, Jinzhong Deyu holds the legal title of the land use rights during the period of the renewal process.  Amortization expense recorded for the years ended December 31, 2010 and 2009 was $0, respectively.

As of December 31, 2009, the right to use land was pledged as collateral for short-term bank loans (see Note 11).

NOTE 10.  OTHER ASSETS

Other assets consisted of the following:

	As of December 31,
	2010	2009
Prepaid for acquisition of farmland use rights	$7,066,061	$-
Timber, timberland, and farmland use rights	1,558,479	1,506,902
Installment payment for ERP system	984,848	-
Net deferred tax assets – noncurrent	908,332	-
Others	35,608	-
Total cost	$10,553,328	$1,506,902

On September 30, 2010 and December 20, 2010, we entered into Farmland Transfer Agreements with Shanxi Jinbei Plant Technology Co., Ltd. for the transfer of land use rights (the “Rights”) consisting of 53,000 mu (equivalent to 8,731 acres) and 52,337 mu (equivalent to 8,615 acres), respectively.  We paid RMB 19,415,000 (approximately $2,900,000) and RMB 27,221,000 (approximately $4,066,000) in September 30, 2010 and December 20, 2010, respectively.  The variance in the balance denominated in US Dollar as of December 31, 2010 was the effect of foreign currency translation.  Pursuant to the agreement and the terms of the original land use right certificates, the Rights will continue for 43 years (on average).  The land will be used for agricultural planting of corn and grains.  As of December 31, 2010, the title transfer of the Rights was still in the process.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cost of timber, timberland, and farmland amounted to RMB 10,285,960, or $1,558,479 and $1,506,902 as of December 31, 2010 and 2009, respectively.  The variance in the balances denominated in US Dollar was the effect of foreign currency translation.  According to government regulations of the People’s Republic of China (“PRC”), the PRC Government owns timberland and farmland.  The Company leases and obtains the certificate of right to use farmland of approximately 1,605 acres (or 10,032 mu) for the period from August 2005 to December 2031.  For the same farmland, the Company obtains the certificate of the right to timber and 896 acres (or 5,600 mu) of timberland for the period from August 2006 to August 2028.  Timber mainly includes pine trees and poplar trees.  These timber, timberland, and farmland were not for operating use or intended for sale.  Based on management’s assessment, there was no impairment for the years ended December 31, 2010 and 2009.

NOTE 11.  SHORT-TERM LOAN

Short-term loan consisted of the following:

As of December 31,
2010	2009
Bank loan payable to Jinzhong Economic Development District Rural Credit Union, bearing interest at a floating rate of prime rate plus 129.83%, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China.  The loan was due March 8, 2011.  The use of proceeds from the loan is for purchase of raw materials.  The loan was obtained by Jinzhong Yuliang and guaranteed by Jinzhong Deyu for a period of two years starting from January 13, 2010.  In January 2011, the Company entered into an agreement with the bank for an extension of the loan.  The new term is from February 1, 2011 to October 1, 2011.  The adjustable interest rate is a rate per annum equal to the Prime Rate plus 117.23 percentage points.  The prime rate is based on one- to three-year loan interest rate released by The People's Bank of China.  Jinzhong Deyu continues to provide guarantees on the loan for a period of two years starting from October 1, 2011.
$1,287,879	$-

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2010	2009
Bank loan payable to Shanxi Province Rural Credit Union, bearing interest at bearing interest at a floating rate of prime rate plus 107.00%, of which prime rate was based on six-month-to-one-year loan interest rate released by The People's Bank of China and due January 13, 2011.  The use of proceeds from the loan is restricted for purchase of corns.  The loan was obtained by Jinzhong Yongcheng and guaranteed by Jinzhong Deyu and Jinzhong Yuliang for a period of two years starting from January 13, 2011.  In January 2011, the Company entered into an agreement with bank with an extension for the bank loan.  The new term of bank loan is from January 14, 2011 to June 11, 2011.  The adjustable interest rate is a rate per annum equal to the Prime Rate plus 107 percentage points. The prime rate is based one-to-three-year loan interest rate released by The People's Bank of China.  Jinzhong Deyu and Jinzhong Yuliang remain providing guarantees on the loan for a period of two years starting from June 11, 2011.
	1,287,879	-

Loan payable to Hangzhou TianCi Investment Management Co., Ltd., an unrelated party. The loan was unsecured, bearing no interest and no due date was specified.	55,606	732,504

Bank loan payable to Shanxi Province Rural Credit Union, bearing interest at 9.756% per annum and due February 15, 2010. The loan was obtained by Jinzhong Yongcheng and guaranteed by Jinzhong Yuliang, and the use of proceeds from the loan was restricted for purchase of corns. The loan was paid off in February 2010.	-	673,904

Bank loan payable to Agricultural Development Bank of China, bearing interest at 5.31% per annum and due March 26, 2010. The loan was collateralized by buildings, machinery and equipment, and right to use land. The use of proceeds from the loan was restricted for purchase of grains.	-	219,751

Bank loan payable to Agricultural Development Bank of China, bearing interest at 5.31% per annum and due June 22, 2010. The loan was collateralized by buildings, machinery and equipment, and right to use land. The use of proceeds from the loan was restricted for purchase of grains.	-	175,801

Total	$2,631,364	$1,801,960

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of December 31,
	2010	2009
Accrued VAT and other taxes	$888,542	$71,690
Accrued payroll	332,059	45,278
Others	398,585	-
Total	$1,619,186	$116,968

NOTE 13.  INCOME TAXES

United States

The Company is incorporated in the United States of America and is subject to the U.S. federal and state taxation.  No provision for income taxes have been made as the Company has no taxable income in the U.S..  The applicable income tax rate for the Company for the years ended December 31, 2010 and 2009 was 34%.  No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

British Virgin Islands

City Zone, a wholly-owned subsidiary of the Company, is incorporated in the British Virgin Islands (“BVI”) and, under the current laws of the BVI, is not subject to income taxes.

Hong Kong

Most Smart, a wholly-owned subsidiary of the Company, is incorporated in Hong Kong.  Most Smart is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for income taxes have been made as Most Smart has no taxable income in Hong Kong.

People’s Republic of China (PRC)

Under the Enterprise Income Tax (“EIT”) Law of the PRC, the standard EIT rate is 25%.  The PRC subsidiaries of the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.  According to the Tax Pronouncement [2008] No. 149 issued by the State Administration of Tax of the PRC, the preliminary processing industry of agricultural products is entitled to EIT exemption starting January 1, 2008.  Three of the Company’s wholly-owned subsidiaries located in the Shanxi Province, China, including Jinzhong Deyu, Jinzhong Yongcheng, and Jinzhong Yuliang are subject to the EIT exemption.  All other subsidiaries and consolidated VIEs are subject to the 25% EIT rate.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2010 and 2009:

	Yeas Ended December 31,
	2010	2009
Current income tax expense (benefit)
U.S.	$-	$-
PRC	-	-
Total current expense (benefit)	$-	$-

Deferred income tax expense (benefit)
U.S.	$-	$-
PRC	(1,163,461)	-
Total deferred expense (benefit)	$(1,163,461)	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31, 2010 and 2009:

	2010		2009
	Amount	Percent	Amount	Percent
Expected U.S. income tax expense	$3,626,614	34.0%	$2,441,585	34.0%
Increase (decrease) in taxes resulting from:
Tax-exempt income	(5,677,388)	(53.2%)	(2,468,998)	(34.4%)
Foreign tax differential	421,170	3.9%	-	-
Change in U.S. federal valuation allowance	333,615	3.1%	-	-
Intercompany elimination	114,173	1.1%	-	-
Other	18,355	0.2%	27,413	0.4%
Total income tax benefit	$(1,163,461)	10.9%	$-	-

Significant components of the Company’s net deferred tax assets as of December 31, 2010 and 2009 are presented in the following table:

	As of December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards (NOL)	$1,458,421	$-
Share-based compensation	197,126	-
Gross deferred tax assets	1,655,547	-
Less: Valuation allowance	(466,649)	-
Total deferred tax assets, net	$1,188,898	$-

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  SHAREHOLDERS’ EQUITY

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

As a result of the Exchange Agreement effective April 27, 2010, we acquired 100% of the equity interest of City Zone, the business and operations of which now constitutes our primary business and operations through its wholly-owned PRC subsidiaries.  Specifically, as a result of the Exchange Agreement:

•	We issued 8,736,932 shares of our common stock to the City Zone Shareholders;
•	The ownership position of our shareholders who were holders of common stock immediately prior to the Exchange Agreement changed from 100% to 9.5% (fully diluted) of our outstanding shares; and
•	City Zone Shareholders were issued our common stock constituting approximately 65.71% of our fully diluted outstanding shares.

Immediately after the Share Exchange, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”) for the issuance and sale in a private placement of 1,866,174 Units, consisting of 1,866,174 shares of our Series A Convertible Preferred Stock, par value $0.001 per share (the “Investor Shares”) and Series A Warrants to purchase up to 746,479 shares of our Common Stock (the “Warrants”), for aggregate gross proceeds of $8,211,166 (the “Private Placement”).  In connection with the Private Placement, we also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, in which we agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for resale the Investor Shares, within 60 calendar days of the Closing Date of the Private Placement, and use our best efforts to have the Registration Statement declared effective within 180 calendar days of the Closing Date of the Private Placement.  We will pay monthly liquidated damages in cash to each Investor of 0.5% of the dollar amount of the purchase price of the Investor Shares, on a pro rata basis, for each 30 day period the Registration Statement is not declared effective, up to a maximum of 8% of the purchase price.  However, no liquidated damages shall be paid with respect to any shares that we are not permitted to include in the Registration Statement due to the SEC’s application of Rule 415.  On October 21, 2010, the SEC declared our Form S-1 effective.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On May 10, 2010, we closed on the second and final round (the “Final Closing”) of the private placement offering for the issuance and sale of 589,689 Units, consisting of 589,689 shares of Series A Convertible Preferred Stock and 235,883 five-year Series A Warrants with an exercise price of $5.06 per share, to certain accredited investors (the “Investors”) for total gross proceeds of $2,594,607.

We raised an aggregate amount of $10,805,750 in the Offering.  As of the Final Closing, we had 9,999,999 shares of common stock issued and outstanding.  In connection with the offering, we issued a total of 2,455,863 shares of Series A Convertible Preferred Shares and 982,362 Series A Warrants to the investors.  Additionally, the Placement Agent received 171,911 warrants.

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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series A Convertible Preferred Stock

The holders of Series A Convertible Preferred Shares (“Series A Preferred”) will be entitled to receive, cumulative dividends in preference to the holders of Common Stock at an annual rate of 5% of the applicable per Series A Preferred original purchase price (the “Dividend Preference” and the “Dividends”).  If, after the Dividend Preference has been fully paid or declared and set apart, the Company shall make any additional distributions, then the holders of Series A Preferred shall participate with the holders of common stock on an as-converted basis with respect to such distributions.  Dividends will be payable in cash or stock, at the Company’s option.

Upon any liquidation, dissolution or winding up of the Company, the holders of Series A Preferred will be entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $4.40 per share (the amount, the “Liquidation Preference Amount”), before any payment shall be made or any assets distributed to the holders of the common stock (the “Liquidation Preference”).

Each holder of Series A Preferred will have the right, at the option of the holder at any time on or after the issuance of the Series A Preferred, without the payment of additional consideration, to convert Series A Preferred into a number of fully paid and nonassessable shares of common stock equal to: (i) the Liquidation Preference Amount of such share divided by (ii) the Conversion Price in effect as of the date of the conversion.

For a period of two (2) years following the issuance of the Series A Preferred, the conversion price of Series A Preferred will be subject to adjustment for issuances of common stock (or securities convertible or exchangeable into shares of Common Stock) at a purchase price less than the conversion price of the Series A Preferred. The Series A Preferred Stock does not contain any repurchase or redemption rights.

Current accounting standards require that we evaluate the terms and conditions of convertible preferred stock to determine (i) if the nature of the hybrid financial instrument, based upon its economic risks, is more akin to an equity contract or a debt contract for purposes of establishing classification of the embedded conversion feature and (ii) the classification of the host or hybrid financial instrument.  Based upon a review of the terms and conditions of the Series A Preferred, the Company has concluded that the financial instrument is more akin to an equity financial instrument.  The major consideration underlying this conclusion is that the Series A Preferred is a perpetual financial instrument with no stated maturity or redemption date, or other redemption that is not within the Company’s control.  Other considerations in support of the equity conclusion included the voting rights and conversion feature into common shares.  While the cumulative dividend feature may, in some instances, be likened to a debt-type coupon, the absence of a stated maturity date was determined to establish the cumulative dividend as a residual return, which does not obviate the equity nature of the financial instrument.  Further, there are no cash redemption features that are not within the control of our management.  As a result, classification in stockholders’ equity is appropriate for the Series A Preferred.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series A Warrants

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

There were 982,362 Series A Warrants sold together with the Series A Preferred to the investors, which:

(a)	entitle the holder to purchase 1 shares of Common Stock;
(b)
are exercisable at any time after consummation of the transactions contemplated by the Securities Purchase Agreement and shall expire on the date that is five years following the original issuance date of the Series A Warrants;

(c)	are exercisable, in whole or in part, at an exercise price of $5.06 per share of Common Stock; and
(d)
are exercisable only for cash (except that there will be a cashless exercise option if, after twelve months from the Issue Date, (i) the Per Share Market Value of one share of Common Stock is greater than the Warrant Price (at the date of calculation) and (ii) a registration statement under the Securities Act providing for the resale of the Common Stock issuable upon exercise of Warrant Shares is not in effect, in lieu of exercising this Warrant by payment of cash).

Aggregate gross proceeds from the two closing events amounted to $10,805,750.  Direct financing costs totaled $1,742,993 of which $1,555,627 was paid in cash and the balance of $187,366 represents the fair value of warrants linked to 171,911 shares of our common stock that were issued to a placement agent.  The proceeds and the related direct financing costs were allocated to the Series A Preferred and the warrants (classified in paid-in capital) based upon their relative fair values.  The following table summarizes the components of the allocation:

	Series A Preferred	Paid-in Capital Warrants	Total
Fair values of financial instruments	$10,248,092	$1,039,978	$11,288,070

Gross proceeds	$9,810,227	$995,523	$10,805,750
Direct financing costs	(1,581,550)	(161,443)	(1,742,993)
Fair value of placement agent warrants	--	187,366	187,366
	$8,228,677	$1,021,446	$9,250,123

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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. There were no level 1 inputs.

(2)	Level 2 inputs are significant other observable inputs. There were no level 2 inputs.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety.

●
Stock price- Given that management did not believe our trading market price was indicative of the fair value of our common stock at the measurement date, the common stock price value was derived implicitly from an iterative process based upon the assumption that the consideration of the Private Placement was the result of an arm’s length transaction. The Private Placement was composed of Series A Preferred Stock and Series A Warrants which were both indexed to our common stock; accordingly, we used an iterative process to determine the value of our common stock in order for the fair value of the Series A Preferred and Series A Warrants to equal the amount of consideration received in the Private Placement.

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

●	Significant inputs and assumptions underlying the model calculations related to the warrant valuations are as follows:

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of 2010, an aggregate of 349,775 shares of Series A Preferred were converted to common stocks.  As of December 31, 2010, total number of Series A Preferred Shares issued and outstanding was 2,106,088 shares.

For the year ended December 31, 2010, the Company recorded $327,721 preferred dividend expense, of which $96,051 was distributed on July 22, 2010 and the remaining $231,670 was accrued as preferred dividend payable on the consolidated balance sheet as of December 31, 2010.  The distribution of $231,670 preferred dividend was made on January 28, 2011.

The following tables reflect assumptions used to determine the fair value of the Warrants:

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

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	There were no Level 1 inputs.

(2)	Level 2 inputs include:

●	Risk-free rate- This rate is based on publicly-available yields on zero-coupon Treasury securities with remaining terms to maturity consistent with the remaining contractual term of the warrants

●
Expected volatility- We did not have a historical trading history sufficient to develop an internal volatility rate for use in the model. As a result, we have used a peer approach wherein the historical trading volatilities of certain companies with similar characteristics as ours and who had a sufficient trading history were used as an estimate of our volatility. In developing this model, no one company was weighted more heavily.

(3)	Level 3 inputs include:

●
Stock price- Given that management did not believe our trading market price was indicative of the fair value of our common stock at the measurement date, the stock price was determined implicitly from an iterative process based upon the assumption that the consideration of the Private Placement was the result of an arm’s length transaction.

●	Remaining term- We do not have a history to develop the expected term for our warrants. Accordingly, we have used the contractual remaining term in our calculations.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the status and activity of warrants outstanding as of December 31, 2010:

Outstanding Warrants
Exercise Price	Number of Warrants	Average Remaining Contractual Life
$ 5.06	982,362	4.33 years
$ 4.84	171,911	4.33 years
Total	1,154,273

Number of Warrants
Outstanding as of January 1, 2010	-
Granted	1,154,273
Forfeited	-
Exercised	-
Outstanding as of December 31, 2010	1,154,273

NOTE 15.  SHARE-BASED COMPENSATION

As of December 31, 2010, the Company had one share-based compensation plan as described below.  The compensation cost that had been charged against income for the plan was $549,106 for the year ended December 31, 2010.  The related income tax benefit recognized was $192,187 for the year ended December 31, 2010.  A 100% valuation allowance was assessed against the deferred tax assets derived from such tax benefit as of December 31, 2010.

On November 4, 2010, the Company’s Board of Directors approved the Company’s 2010 Share Incentive Plan (the “Plan”).  Under the Plan, 1,000,000 shares of the Company’s common stock shall be allocated to and authorized for use pursuant to the terms of the Plan.  On November 8, 2010, a total of 931,000 non-qualified incentive stock options were approved by our Board of Directors and granted under the Plan, including 851,000 options granted to the Company’s executives and key employees (collectively, “Employees”) and 80,000 options granted to consultants and independent directors of the Board (collectively, “Non-employees”), at an exercise price of $4.40 per share.  On December 15, 2010, 40,000 non-qualified incentive stock options were approved by our Board of Directors and granted under the Plan to a consultant at an exercise price of $4.40 per share.  The option award granted in 2010 shall vest as follows:

(i)	33 1/3% of the option grants be vested one (1) month after the date of grant;
(ii)	33 1/3% of the option grants be vested twelve (12) months after the date of grant; and
(iii)	33 1/3% of the option grants be vested twenty-four (24) months after the date of grant

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option award was estimated on the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the following table.  The model is based on the assumption that it is possible to set up a perfectly hedged position consisting of owning the shares of stock and selling a call option on the stock.  Any movement in the price of the underlying stock will be offset by an opposite movement in the options value, resulting in no risk to the investor.  This perfect hedge is riskless and, therefore, should yield the riskless rate of return.  As the Black-Scholes option pricing model applies to stocks that do not pay dividends, we made an adjustment developed by Robert Merton to approximate the option value of a dividend-paying stock.  Under this adjustment method, it is assumed that the Company’s stock will generate a constant dividend yield during the remaining life of the options.

The following tables reflect assumptions used to determine the fair value of the option award:

Options granted on November 8, 2010:

Exercisable Period	12/8/2010 – 11/8/2020	11/8/2011 – 11/8/2020	11/8/2012 – 11/8/2020
Risk-free Rate (%)	1.12	1.27	1.46
Expected Lives (years)	5.04	5.50	6.00
Expected Volatility (%)	46.10	44.49	43.04
Expected forfeitures per year (%)	0.00-5.00	0.00-5.00	0.00-5.00
Dividend Yield (%)	0.00	0.00	0.00

Options granted on December 15, 2010:

Exercisable Period	1/15/2011 – 12/15/2020	12/15/2011 – 12/15/2020	12/15/2012 – 12/15/2020
Risk-free Rate (%)	2.15	2.32	2.50
Expected Lives (years)	5.04	5.50	6.00
Expected Volatility (%)	46.15	44.52	43.09
Expected forfeitures per year (%)	0.00	0.00	0.00
Dividend Yield (%)	0.00	0.00	0.00

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	There were no Level 1 inputs.

(2)	Level 2 inputs include:

●
Risk-free rate- This rate is based on continuous compounding of publicly-available yields on U.S. Treasury securities with remaining terms to maturity consistent with the expected term of the options at the dates of grant.

●
Expected volatility- We did not have a historical trading history sufficient to develop an internal volatility rate for use in the model.  As a result, we have used a peer approach wherein the historical trading volatilities of certain companies with similar characteristics as ours and who had a sufficient trading history were used as an estimate of our volatility.  In developing this model, no one company was weighted more heavily.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	Level 3 inputs include:

●	Expected lives- The expected lives of options granted were derived from the output of the option valuation model and represented the period of time that options granted are expected to be outstanding.

●
Expected forfeitures per year- The expected forfeitures are estimated at the dates of grant and will be revised in subsequent periods pursuant to actual forfeitures, if significantly different from the previous estimates.

The estimates of fair value from the model are theoretical values of stock options and changes in the assumptions used in the model could result in materially different fair value estimates.  The actual value of the stock options will depend on the market value of the Company’s common stock when the stock options are exercised.

A summary of option activity under the Plan as of December 31, 2010, and changes during the year then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding as of January 1, 2010	-	$-	-
Granted	971,000	4.40	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding as of December 31, 2010	971,000	4.40	5.61 years
Exercisable as of December 31, 2010	323,666	4.40	4.93 years
Vested and expected to vest (3)	929,159	4.40	5.50 years

(3) Includes vested shares and unnvested shares after a forfeiture rate is applied.

As of December 31, 2010, the aggregate intrinsic value of options outstanding, exercisable, and vested and expected to vest was $1,651,269.  The weighted-average grant-date fair value of options granted during the year 2010 was $1,727,532.

A summary of the status of the Company’s unvested shares as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

Unvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Unvested as of January 1, 2010	-	$-
Granted	647,334	1,162,373
Vested	-	-
Forfeited	-	-
Unvested as of December 31, 2010	647,334	$1,162,373

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010, there was $1,102,163 of total unrecognized compensation cost related to share-based compensation arrangements for option award that is expected to be recognized over a weighted-average period of 1.36 years.

NOTE 16.  RELATED PARTY TRANSACTIONS

Due from related parties

Total due from related parties amounted to $0 and $5,716,380 as of December 31, 2010 and 2009, respectively.  The balance of $5,716,380 mainly consisted of loans to the original shareholders of Beijing Detian Yu.  Those loans were unsecured, bearing no interest, and repaid during 2010.

Due to related parties

	As of December 31,
	2010	2009
Advances from -
Dongsheng International Investment Co., Ltd.	$3,484,848	$-
Jinzhong Xinhuasheng Business Trading Co., Ltd.	3,030,303	-
Mr. Wenjun Tian	1,515,152	-
Mr. Jianming Hao	-	84,120
Mr. Junde Zhang	-	61,530
Total	$8,030,303	$145,650

Mr. Jianming Hao is the Chief Executive Officer and Chairman of the Board of the Company.  Mr. Wenjun Tian, the President and Executive Director of the Company is also the President and Executive Director of Dongsheng International Investment Co., Ltd.  Mr. Hong Wang, a shareholder with over 5% beneficial ownership and a manager of the Company is the President and Executive Director of Jinzhong Xinhuasheng Business Trading Co., Ltd.  Mr. Junde Zhang is a Vice President and Director of the Company.  Those advances as of December 31, 2010 and 2009 were unsecured, bearing no interest, and no due date was specified.

Guarantees

As of December 31, 2010, Jinzhong Deyu provided guarantees on short-term loans obtained by Jinzhong Yuliang and Jinzhong Yongcheng.  Jinzhong Yuliang also provided guarantees on a short-term loan obtained by Jinzhong Yongcheng.

As of December 31, 2009, Jinzhong Yuliang provided guarantees on short-term loans obtained by Jinzhong Yongcheng.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.  SEGMENT REPORTING

As defined in ASC Topic 280, “Segment Reporting”, the Company has three reportable segments, including the corn division, the simple-processed grain division, and the deep-processed grain division.  The three segments were identified primarily based on the difference in products.  The corn division is comprised of Jinzhong Yongcheng and Jinzhong Yuliang in the business of bulk purchasing corns from farmers and distributing to agricultural product trading companies through wholesale.  The business of the simple-processed grain division is conducted through Jinzhong Deyu and Detian Yu, by bulk purchasing of grains from farmers and distributing to wholesalers and supermarkets with our own brand names, including “De Yu” and “Shi-Tie” for certified organic grain products.  The deep-processed grain division was newly created in 2010.  Its business is conducted through Detian Yu, Deyufarm and its subsidiaries, by producing and distributing instant grain vermicelli, instant millet beverage, and buckwheat tea to wholesalers and supermarkets with our own brand name, “Deyufang”.  Other entities consolidated under the Company are mainly for holding purposes and do not plan to earn revenues, and may only incur incidental activities.

Information about the three reportable segments is presented in the following tables:

Year Ended December 31, 2010	Corn Division	Simple-Processed Grain Division	Deep-Processed Grain Division	Others	Total
Revenues from external customers	$69,516,954	$19,063,353	$595,327	$-	$89,175,633
Intersegment revenues	-	39,921	14,314	-	54,235
Interest revenue	4,823	10,308	2,370	5	17,505
Interest expense	(317,142)	(6,687)	(17,726)	-	(341,555)
Net interest (expense) income	(312,320)	3,621	(15,356)	5	(324,050)
Depreciation and amortization	(164,598)	(309,426)	(6,219)	(15,355)	(495,598)
Segment net profit (loss)	11,298,781	3,326,290	(1,344,837)	(1,777,981)	11,502,253

Year Ended December 31, 2009	Corn Division	Simple-Processed Grain Division	Deep-Processed Grain Division	Others	Total
Revenues from external customers	$32,212,160	$8,520,287	$-	$-	$40,732,447
Intersegment revenues	-	-	-	-	-
Interest revenue	4,619	5,462	-	-	10,081
Interest expense	(89,490)	(13,403)	-	-	(102,893)
Net interest expense	(84,871)	(7,941)	-	-	(92,812)
Depreciation and amortization	(161,715)	(167,550)	-	-	(329,265)
Segment net profit (loss)	3,970,115	3,251,978	-	(40,961)	7,181,132

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of our revenues were generated from customers in China.  All long-lived assets are located in China.  The following tables set forth our three major customers in each segment:

	% of Gross Sales for the Years Ended December 31,
	2010	2009
Corn Division:
Shanghai Yihai Trading Co., Ltd., Shanxi Office	23.8%	48.6%
Sichuan Guangyuanhexi Provincial Grain Reserve	4.3%	3.3%
Chengdu Zhengda Co., Ltd.	3.7%	2.2%
Top Three Customers as % of Total Gross Sales:	31.8%	54.1%

Simple-Processed Grain Division:
Tianjin Yimingda Grain Division	5.2%	-%
Beijing Guanfu Food Products Co., Ltd.	5.1%	-%
Beijing Qiheyuan Food Technology Co., Ltd.	3.1%	-%
Top Three Customers as % of Total Gross Sales	13.4%	-%

Deep-Processed Grain Division:
Xinkeyuan	2.1%	-%
Beijing Huanqiu Jindan E-Commerce Co., Ltd.	2.1%	-%
Tiajin Hongfuyongsheng Business Trading Co., Ltd.	1.1%	-%
Top Three Customers as % of Total Gross Sales:	5.3%	-%

NOTE 18.  CONCENTRATION OF CREDIT RISK

As of December 31, 2010 and 2009, all of the Company’s cash balances in bank were maintained within the PRC where no rule or regulation currently in place to provide obligatory insurance for bank deposits in the event of bank failure.  However, the Company has not experienced any losses in such accounts and believes it is not exposed to such risks on its cash balances in bank.

For the years ended December 31, 2010 and 2009, all of the Company’s sales were generated in the PRC.  In addition, all accounts receivable as of December 31, 2010 and 2009 were due from customers located in the PRC.

For the years ended December 31, 2010 and 2009, one customer accounted for 18% and 42% of the Company’s gross revenue, respectively, and no other single customer accounted for greater than 10%.  As of December 31, 2010 and 2009, the same customer accounted for 3% and 5% of the Company’s accounts receivable, respectively.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.  COMMITMENTS AND CONTINGENCIES

The Company leases railroad lines, warehouses, and offices under operating leases.  Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

Operating Leases
Year ended December 31,
2011	$946,908
2012	920,181
2013	694,414
2014	444,599
2015	444,599
Thereafter	6,374,841
$9,825,542

NOTE 20.  SUBSEQUENT EVENTS

On February 21, 2011, Deyufarm received capital injection of $3,800,505 (or RMB 24,971,218) from SBCVC Fund III Company Limited (“SBCVC”), a company organized under the laws of Hong Kong, in exchange for 35.69% of Deyufarm’s equity interest pursant to the two Investment and Relevant Issues Agreements entered into by each of Junda and Longyue with Deyufarm and SBCVC on September 15, 2010.  According to the Investment and Relevant Issues Agreements, SBCVC shall invest an equivalent of RMB 25,000,000 of US dollars to Deyufarm.  Before or in the meantime that SBCVC finishes such investment to Deyufarm, Longyue shall have invested RMB 35,000,000 to Deyufarm by capital increase and obtained the relevant capital verification report.  Any time within 2 years after finishing the investment to Deyufarm, SBCVC shall have the rights to require Deyufarm to repurchase in advance, or Junda or Longyue to purchase part of or all the equity interests of Deyufarm owned by SBCVC.  The board of directors of Deyufarm shall be comprised of 3 directors, and Jund, Longyue, and SBCVC each nominates one director.  The board of directors shall nominate the financial administrator agreed by SBCVC.  Forty-eight (48) months after SBCVC finishing the investment to Deyufarm, the parties shall start and finish the qualified IPO procedures of Deyufarm.

On February 25, 2011, Deyufarm received an additional capital injection of $4,495 (or RMB 28,782) from SBCVC for 0.02% of Deyufarm’s equity interest.

After the above two capital injections, SBCVC, Junda, and Longyue each owns 35.71%, 14.29%, and 50% of equity interest in Deyufarm.  The total registered capital of Deyufarm increases from $6,688,635 (or RMB 45,000,000) to $10,493,635 (or RMB 70,000,000).