Form 10-Q
period 2011-03-31
Deyu Agriculture Corp.
filed 2011-05-23
CIK 1467746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

or

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
(626) 242-5292
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

As of May 20, 2011, there were 10,524,774 shares outstanding of the registrant’s common stock.

DEYU AGRICULTURE CORP.

FORM 10-Q

MARCH 31, 2011

DEYU AGRICULTURE CORP AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2011

DEYU AGRICULTURE CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Assets	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$6,315,157	$6,281,304
Restricted cash	2,290,671	-
Accounts receivable, net	19,696,303	11,166,452
Inventory	14,765,623	18,359,505
Advance to supplier	6,141,278	3,596,991
Prepaid expenses	1,562,242	2,219,332
Other current assets	814,769	849,593
Total Current Assets	51,586,043	42,473,177

Property, plant, and equipment, net	5,465,400	4,626,004
Construction-in-progress	8,351,678	7,224,504
Goodwill	1,060,446	1,052,139
Other assets	10,233,631	10,553,328
Intangible assets, net	976,080	-

Total Assets	$77,673,278	$65,929,152

Liabilities and Equity

Current Liabilities
Short-term loan	$2,652,139	$2,631,364
Accounts payable	1,356,969	540,956
Advance from customers	7,596,117	6,484,589
Accrued expenses	1,838,831	1,619,186
Preferred stock dividends payable	106,697	238,620
Due to related parties	9,926,240	8,030,303
Other current liabilities	3,243,140	2,943,681
Total Current Liabilities	26,720,133	22,488,699

Equity
Series A convertible preferred stock, $.001 par value, 10,000,000 shares
authorized, 1,956,088 and 2,106,088 shares outstanding, respectively	1,956	2,106
Common stock, $.001 par value; 75,000,000 shares authorized,
10,499,774 and 10,394,774 shares issued and outstanding, respectively	10,500	10,350
Additional paid-in capital	19,785,710	18,770,230
Other comprehensive income	2,574,149	2,272,633
Retained earnings	25,728,379	22,385,134
Total Stockholders' Equity	48,100,694	43,440,453
Noncontrolling Interest	2,852,451	-
Total Equity	50,953,145	43,440,453

Total Liabilities and Equity	$77,673,278	$65,929,152

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended
	March 31,
	2011	2010

Net revenue	$41,432,261	$14,447,282
Cost of goods sold	(33,078,926)	(10,936,119)
Gross Profit	8,353,335	3,511,163

Selling expenses	(3,373,255)	(621,714)
General and administrative expenses	(2,286,595)	(261,911)
Total Operating Expense	(5,659,850)	(883,625)
Operating income	2,693,485	2,627,538

Interest income	6,415	912
Interest expense	(74,378)	(61,537)
Non-operating income	44,977	-
Total Other Expense	(22,986)	(60,625)

Income before income taxes	2,670,499	2,566,913
Income tax benefit	626,250	-
Net income	3,296,749	2,566,913
Add: Net loss attributable to noncontrolling interest	144,183	-
Net income attributable to Deyu Agriculture Corp.	3,440,932	2,566,913
Preferred stock dividends	(97,687)	-
Net income available to common stockholders	$3,343,245	$2,566,913

Net income per common share - basic	$0.32	$0.52
Net income per common share - diluted	$0.24	$0.52
Weighted average number of common shares outstanding - basic	10,469,774	4,930,000
Weighted average number of common shares outstanding - diluted	14,581,134	4,930,000

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income available to common stockholders	$3,343,245	$2,566,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	259,426	79,993
Share-based compensation	137,588	-
Preferred stock dividends accrued	106,210	-
Deferred income tax benefit	(624,143)	-
Noncontrolling interest	(144,183)	-
Reserves for sales discount	-	374,976
Decrease (increase) in current assets:
Accounts receivable	(8,403,192)	(682,310)
Inventories	3,732,240	(5,851,426)
Advance to suppliers	(1,920,033)	-
Prepaid expense and other current assets	135,385	(346,914)
Other assets	30,336	-
Increase (decrease) in liabilities:
Accounts payable	808,040	-
Advance from customers	695,488	-
Accrued expense and other liabilities	1,027,090	170,392
Net cash used in operating activities	(816,503)	(3,688,376)

CASH FLOWS FROM INVESTING ACTIVITIES
Construction and remodeling of factory and warehouses	(1,251,461)	-
Purchase of machinery and equipment	(1,042,170)	(935,339)
Net cash used in investing activities	(2,293,631)	(935,339)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contributions	3,800,374	-
Net proceeds from short-term loans from related parties	1,824,179	233,749
Cash restricted for credit line of bank acceptance notes	(2,280,224)	-
Payment of preferred dividends	(239,407)	-
Net proceeds from short-term loans from bank	-	2,182,479
Net repayments of short-term loans from related parties	-	(79,097)
Net cash provided by financing activities	3,104,922	2,337,131

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	39,065	(397)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	33,853	(2,286,981)
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	6,281,304	2,562,501
CASH & CASH EQUIVALENTS, ENDING BALANCE	$6,315,157	$275,520

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$78,878	$49,985

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
(UNAUDITED)

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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Details of our subsidiaries and variable interest entities subject to consolidation are as follows:

Name of Subsidiary	Domicile and Date of Incorporation	Registered Capital	Percentage of Ownership	Principal Activities
City Zone Holdings Limited (“City Zone”)	British Virgin Islands, July 27, 2009	$20,283,581	100%	Holding company of Most Smart

Most Smart International Limited (“Most Smart”)	Hong Kong, March 11, 2009	$1	100%	Holding company of Shenzhen Redsun

Redsun Technology (Shenzhen) Co., Ltd. (“Shenzhen Redsun”)	The PRC, August 20, 2009	$30,000	100%	Holding company of Shenzhen JiRuHai

Shenzhen JiRuHai Technology Co., Ltd. (“Shenzhen JiRuHai”)	The PRC, August 20, 2009	$14,638	100%	Holding company of Beijing Detian Yu

Detian Yu Biotechnology (Beijing) Co., Ltd. (“Detian Yu”)	The PRC, November 30, 2006	$7,637,723	100%	Wholesale distribution of simple-processed and deep-processed packaged food products and staple food. Holding company of the following first four entities.

Jinzhong Deyu Agriculture Trading Co., Ltd. (“Jinzhong Deyu”)	The PRC, April 22, 2004	$1,492,622	100%	Organic grains preliminary processing and wholesale distribution.

Jinzhong Yongcheng Agriculture Trading Co., Ltd. (“Jinzhong Yongcheng”)	The PRC, May 30, 2006	$288,334	100%	Organic corns preliminary processing and wholesale distribution.

Jinzhong Yuliang Agriculture Trading Co., Ltd. (“Jinzhong Yuliang”)	The PRC, March 17, 2008	$281,650	100%	Organic corns preliminary processing and wholesale distribution.

Name of Subsidiary	Domicile and Date of Incorporation	Registered Capital	Percentage of Ownership	Principal Activities
Beijing Jundaqianyuan Investment Management Co., Ltd. (“Junda”)	The PRC, June 13, 2010	$14,637	Variable interest	Shareholding of Deyufarm

Jinzhong Longyue Investment Consultancy Services Co., Ltd. (“Longyue”)	The PRC, June 2, 2010	$4,393	Variable interest	Shareholding of Deyufarm

Deyufarm Innovation Food (Beijing) Co., Ltd. (“Deyufarm”)	The PRC, June 13, 2010	$10,493,516	100%	Wholesale distribution of packaged food products and instant millet beverage. Holding company of the following two companies.

Sichuan HaoLiangXin Instant Food Co., Ltd. (“HaoLiangXin”)	The PRC, April 25, 2008	$1,202,460	100%	Manufacturing and wholesale distribution of instant grain vermicelli and buckwheat tea products.

Beijing Xinggu Deyufarm Food Co., Ltd. (“Xinggu Deyufarm”)	The PRC, November 25, 2010	$1,515,152	100%	Manufacturing of instant grain vermicelli products.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements of Deyu Agriculture Corp. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.  These interim financial statements should be read in conjunction with that report.  Certain comparative amounts have been reclassified to conform to the current period's presentation.

The consolidated financial statements include the accounts of Deyu Agriculture Corp. and its wholly-owned subsidiaries and joint ventures. All material intercompany balances and transactions have been eliminated.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

As of March 31, 2011, $2,290,671 of cash was restricted as a pledge for $7,635,570 (RMB 50,000,000) of short-term loan obtained from Bank of Communications in April 2011 (see Note 18 – Subsequent Events).

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed.  We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves.  As of March 31, 2011 and December 31, 2010, there were no customers with accounts receivable greater than six months past due.

Inventories

The Company's inventories are stated at lower of cost or market.  Cost is determined on moving-average basis.  Costs of inventories include purchase and related costs incurred in delivering the products to their present location and condition.  Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions.  Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if valuation allowance is required.  As of March 31, 2011 and December 31, 2010, management had identified no material slow moving or obsolete inventory.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life (in years)
Automobiles	5
Buildings	30
Office equipment	5-6
Machinery and equipment	10
Furniture & fixtures	5-6
Leasehold Improvement	3

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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated possible impairment.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  Measurement of the fair values of the assets and liabilities of a reporting unit is consistent with the requirements of the fair value measurements accounting guidance, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The adjustments to measure the assets, liabilities, and intangibles at fair value are for the purpose of measuring the implied fair value of goodwill and such adjustments are not reflected in the consolidation balance sheet.  If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment.  If the goodwill assigned to a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.  An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit.  An impairment loss establishes a new basis in the goodwill and subsequent reversals of goodwill impairment losses are not permitted under applicable accounting guidance.  In 2010, goodwill was tested for impairment and it was determined that goodwill was not impaired as of December 31, 2010.  No indication of impairment was noted by management as of March 31, 2011.

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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded.  The estimates are based on historical sales returns, analysis of credit memo data, and other factors known at the time.  Commencing from year 2010, the Company’s general policy is to terminate the offering of sales discounts to customers.  However, the Company may offer sales discounts as incentive for early payments from customers, although those should be infrequent.  For the three months ended March 31, 2011 and 2010, sales discounts were $42,513 and $374,976, respectively.

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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the three months ended March 31, 2011 was $946,691.  Advertising costs for the three months ended March 31, 2010 was not material.

Research and development

The Company expenses its research and development costs as incurred.  No material research and development costs was recorded for the three months ended March 31, 2011 and 2010.

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
(UNAUDITED)

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

Reclassifications

Certain classifications have been made to the prior year financial statements to conform to the current year presentation.  The reclassifications have no impact on the Company’s 2010 consolidated statement of operations and retained earnings.

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
(UNAUDITED)

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

Selected information of the combined balance sheets of Junda and Longyue, including their wholly-owned subsidiaries, as of March 31, 2011 and December 31, 2010, and the combined results of the operations for the three months ended March 31, 2011 and for the period from November 16, 2010 to December 31, 2010 are summarized as follows:

Junda & Longyue Consolidated & Combined	March 31, 2011	December 31, 2010
Combined Assets (1)
Cash and cash equivalents	$503,662	$489,886
Accounts receivable	1,338,222	5,493
Inventories	1,139,248	1,817,506
Advance to suppliers	1,339,400	2,418,459
Prepaid expense	465,200	895,081
Fixed assets and construction-in-progress	2,563,224	830,948
Deferred tax assets	651,433	251,632
All other assets	45,941	87,907
Total	$8,046,330	$6,796,912

Combined Liabilities (1)
Accounts payable	$532,469	$343,944
Accrued expenses	491,309	327,959
Due to related parties	9,926,240	8,030,303
Loan from unrelated parties	2,704,048	2,734,309
All other liabilities	155,054	218,400
Total	$13,809,120	$11,654,915

	Three Months Ended March 31, 2011	Period from Novemer 16, 2010 to December 31, 2010
Net sales	$4,838,809	$4,000,749
Net loss	(1,211,378)	(756,480)

(1) Total assets and liabilities of combined VIEs are reported net of intercompany balances that have been eliminated in the Company’s consolidation.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

(2) The variance of $36,474 as compared to the $1,060,446 recorded in the Company’s consolidated balance sheet as of March 31, 2011 was mainly the effect of foreign currency translation.

NOTE 4.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	December 31,
	2011	2010
Accounts receivable	$19,696,303	$11,166,452
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$19,696,303	$11,166,452

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 5.	INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2011	2010
Raw materials	$1,208,463	$934,681
Work in process	104,088	421,858
Finished goods	13,254,287	16,812,946
Supplies	198,785	190,020
Total	$14,765,623	$18,359,505

NOTE 6.	PREPAID EXPENSES

Prepaid expenses consisted of the following:

	March 31,	December 31,
	2011	2010
Deductible value-added taxes (VAT)	$1,080,781	$1,308,220
Prepaid advertisement	297,574	643,011
Prepaid rent	152,817	180,314
Prepayment for equipment	-	7,576
Prepaid other expenses	31,070	80,211
Total	$1,562,242	$2,219,332

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	March 31,	December 31,
	2011	2010
Automobiles	$945,931	$933,878
Buildings	1,687,028	1,659,116
Office equipment	489,199	447,602
Machinery and equipment	3,763,601	2,786,421
Furniture and fixtures	59,301	58,837
Leasehold Improvement	34,207	-
Total cost	6,979,268	5,885,854
Less: Accumulated depreciation	(1,513,868)	(1,259,850)
Property, plant, and equipment, net	$5,645,400	$4,626,004

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

Depreciation expense for the three month periods ended March 31, 2011 and 2010 was $238,417 and $79,993, respectively.

NOTE 8.	CONSTRUCTION-IN-PROGRESS

Construction-in-progress consisted of the following:

	March 31,	December 31,
	2011	2010
Construction of Jinzhong processing and storage center	$6,970,122	$6,732,189
Remodeling of Beijing Pinggu factory and warehouse	1,285,947	492,315
Construction of Jinzhong factory heating system	95,609	-
Total cost	$8,351,678	$7,224,504

The Jinzhong processing and storage center under construction is located in Jinzhong City, Shanxi Province, PRC.  The total construction cost was estimated at $7,068,383, including the cost of obtaining the land use rights which was $2,272,727, machinery, and equipment.  As of March 31, 2011 and December 31, 2010, construction-in-progress amounted to $6,970,122 and $6,732,189 related to this construction project, respectively.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Beijing Pinggu deep processing factory and warehouse is located in Pinggu District, Beijing, PRC leased by Xingu Deyufarm under an operating lease agreement.  As of March 31, 2011 and December 31, 2010, construction-in-progress amounted to $1,285,947 and $492,315 related to this construction project.

The construction Jinzhong Deyu factory heating system is located in Jinzhong City, Shanxi Province, PRC.  The total construction cost was estimated at $105,536.  As of March 31, 2011 and December 31, 2010, construction-in-progress amounted to $95,609 and $0 related to this construction project, respectively.

NOTE 9.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2011	2010
Software-ERP System	$992,624	$-
Right to use land	-	74,715
Less: Accumulated depreciation	(16,544)	(74,715)
Intangible assets, net	$976,080	$-

According to government regulations of the People’s Republic of China (“PRC”), the PRC Government owns all land.  The Company leases and obtains the certificate of right to use the industrial land of 11,667 square meters with the PRC Government in Jingzhong, Shanxi Province where Jinzhong Deyu’s buildings and production facility are located at.  The term of the right is four to five years and renewed upon expiration.  The right was fully amortized as of December 31, 2010 and 2009 using the straight-line method.  The term of the right was for the period from March 14, 2007 to March 14, 2011.  The Company has been in the process of renewing the land use right certificate since the expiration date.  According to a Certification issued by the Jinzhong Municipal Bureau of Land and Resources on March 30, 2010, Jinzhong Deyu holds the legal title of the land use rights during the period of the renewal process.  Amortization expense recorded for the years ended December 31, 2009 and 2008 was $0, respectively.

NOTE 10.	OTHER ASSETS

Other assets consisted of the following:

	March 31,	December 31,
	2011	2010
Prepaid for acquisition of farmland use rights	$7,121,848	$7,066,061
Timber, timberland, and farmland use rights	1,570,783	1,558,479
Installment payment for ERP system	-	984,848
Net deferred tax assets – noncurrent	1,537,716	908,332
Others	3,284	35,608
Total cost	$10,233,631	$10,553,328

On September 30, 2010 and December 20, 2010, we entered into Farmland Transfer Agreements with Shanxi Jinbei Plant Technology Co., Ltd. for the transfer of land use rights (the “Rights”) consisting of 53,000 mu (equivalent to 8,731 acres) and 52,337 mu (equivalent to 8,615 acres), respectively.  We paid RMB 19,415,000 (approximately $2,900,000) and RMB 27,221,000 (approximately $4,066,000) in September 30, 2010 and December 20, 2010, respectively.  The variance in the balance denominated in US Dollar as of March 31, 2011 was the effect of foreign currency translation.  Pursuant to the agreement and the terms of the original land use right certificates, the Rights will continue for 43 years (on average).  The land will be used for agricultural planting of corn and grains.  As of March 31, 2011, the title transfer of the Rights was still in the process.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The cost of timber, timberland, and farmland amounted to RMB 10,285,960, or $1,570,783 and $1,558,479 as of March 31, 2011 and December 31, 2010, respectively.  The variance in the balances denominated in US Dollar was the effect of foreign currency translation.  According to government regulations of the People’s Republic of China (“PRC”), the PRC Government owns timberland and farmland.  The Company leases and obtains the certificate of right to use farmland of approximately 1,605 acres (or 10,032 mu) for the period from August 2005 to December 2031.  For the same farmland, the Company obtains the certificate of the right to timber and 896 acres (or 5,600 mu) of timberland for the period from August 2006 to August 2028.  Timber mainly includes pine trees and poplar trees.  These timber, timberland, and farmland were not for operating use or intended for sale.  Based on management’s assessment, there was no impairment for the years ended March 31, 2011 and December 31, 2010.

NOTE 11.	SHORT-TERM LOAN

Short-term loan consisted of the following:

March 31,	December 31,
2011	2010
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
$1,298,047	$1,287,879

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31,	December 31,
	2011	2010
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
	1,298,047	1,287,879

Loan payable to Hangzhou TianCi Investment Management Co., Ltd., an unrelated party. The loan was unsecured, bearing no interest and no due date was specified.	56,046	55,606

Total	$2,652,139	$2,631,364

NOTE 12.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
	2011	2010
Accrued VAT and other taxes	$1,185,835	$888,542
Accrued payroll	360,694	332,059
Others	292,302	398,585
Total	$1,838,831	$1,619,186

NOTE 13.	INCOME TAXES

United States

The Company is incorporated in the United States of America and is subject to the U.S. federal and state taxation.  No provision for income taxes have been made as the Company has no taxable income in the U.S..  The applicable income tax rate for the Company for the three months ended March 31, 2011 and 2010 was 34%.  No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The pro

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

vision for income taxes from continuing operations on income consists of the following for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,
	2011	2010
Current income tax expense (benefit)
U.S.	$-	$-
PRC	-	-
Total current expense (benefit)	$-	$-

Deferred income tax expense (benefit)
U.S.	$-	$-
PRC	(626,250)	-
Total deferred expense (benefit)	$(626,250)	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate for the three months ended March 31, 2011 and 2010:

	2011		2010
	Amount	Percent	Amount	Percent
Expected U.S. income tax expense	$907,970	34.0%	$872,750	34.0%
Increase (decrease) in taxes resulting from:
Tax-exempt income	(1,743,685)	(65.3%)	(872,750)	(34%)
Foreign tax differential	225,332	8.4%	-	-
Change in U.S. federal valuation allowance	54,467	2.0%	-	-
Intercompany elimination	(66,132)	(2.5%)	-	-
Other	(4,202)	(0.2%)	-	-
Total income tax benefit	$(626,250)	(23.5%)	$-	-

Significant components of the Company’s net deferred tax assets as of March 31, 2011 and December 31, 2010 are presented in the following table:

	March 31, 2011	December 31, 2010
Deferred tax assets
Net operating loss carryforwards (NOL)	$2,116,096	$1,458,421
Share-based compensation	257,697	197,126
Gross deferred tax assets	2,373,793	1,655,547
Less: Valuation allowance	(546,374)	(466,649)
Total deferred tax assets, net	$1,827,419	$1,188,898

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14.	SHAREHOLDERS’ EQUITY

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
(UNAUDITED)

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
(UNAUDITED)

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
(UNAUDITED)

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
(UNAUDITED)

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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following is a summary of the status and activity of warrants outstanding as of March 31, 2010:

Outstanding Warrants
Exercise Price	Number of Warrants	Average Remaining Contractual Life
$5.06	982,362	4.09 years
$4.84	171,911	4.09 years
Total	1,154,273

Number of Warrants
Outstanding as of January 1, 2011	1,154,273
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March 31, 2011	1,154,273

NOTE 15.	SHARE-BASED COMPENSATION

As of March 31, 2011, the Company had one share-based compensation plan as described below.  The compensation cost that had been charged against income for the plan was $137,588 for the three months ended March 31, 2011 and $549,106 for the year ended December 31, 2010.  The related income tax benefit recognized was $257,697 as of March 31, 2011.  A 100% valuation allowance was assessed against the deferred tax assets derived from such tax benefit as of March 31, 2011.

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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
(UNAUDITED)

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

A summary of option activity under the Plan as of March 31, 2011, and changes during the three months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding as of January 1, 2011	971,000	$4.40	-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding as of March 31, 2011	971,000	4.40	5.18 years
Exercisable as of March 31, 2011	323,666	4.40	4.80 years
Vested and expected to vest (3)	929,159	4.40	5.16 years

(3) Includes vested shares and unnvested shares after a forfeiture rate is applied.

A summary of the status of the Company’s unvested shares as of March 31, 2011, and changes during the year ended March 31, 2011, is presented below:

Unvested Shares	Shares	Weighted- Average Grant- Date Fair Value
Unvested as of January 1, 2011	647,334	$1,162,373
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested as of March 31, 2011	647,334	$1,162,373

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 16.	RELATED PARTY TRANSACTIONS

Due to related parties

	As of March 31,	As of December 31,
	2011	2010
Advances from -
Dongsheng International Investment Co., Ltd.	$5,344,898	$3,484,848
Jinzhong Xinhuasheng Business Trading Co., Ltd.	3,054,228	3,030,303
Mr. Wenjun Tian	1,527,114	1,515,152
Total	$9,926,240	$8,030,303

Mr. Wenjun Tian, the President and Executive Director of the Company is also the President and Executive Director of Dongsheng International Investment Co., Ltd.  Mr. Hong Wang, a shareholder with over 5% beneficial ownership and a manager of the Company is the President and Executive Director of Jinzhong Xinhuasheng Business Trading Co., Ltd.  Those advances as of March 31, 2011 and December 31, 2010 were unsecured, bearing no interest, and no due date was specified.

Guarantees

As of March 31, 2011 and December 31, 2010, Jinzhong Deyu provided guarantees on short-term loans obtained by Jinzhong Yuliang and Jinzhong Yongcheng.  Jinzhong Yuliang also provided guarantees on a short-term loan obtained by Jinzhong Yongcheng.

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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Information about the three reportable segments is presented in the following tables:

Three Months Ended March 31, 2011	Corn Division	Simple- Processed Grain Division	Deep- Processed Grain Division	Others	Total
Revenues from external customers	$20,491,926	$18,892,718	$2,047,619	$-	$41,432,263
Intersegment revenues	283,851	22,796	-	-	306,647
Interest revenue	4,901	1,229	23	200	6,353
Interest expense	(78,878)	-	-	-	(78,878)
Net interest (expense) income	(73,977)	1,229	23	200	(72,525)
Depreciation and amortization	(49,640)	(156,622)	(26,308)	(5,849)	(238,418)
Noncontrolling interest	-	-	-	144,183	144,183
Segment net profit (loss)	3,592,220	638,140	(434,225)	(597,073)	3,343,245

Three Months Ended March 31, 2010	Corn Division	Simple- Processed Grain Division	Deep- Processed Grain Division	Others	Total
Revenues from external customers	$10,944,641	$3,502,641	$-	$-	$14,447,282
Intersegment revenues	-	-	-	-	-
Interest revenue	503	409	-	-	912
Interest expense	(56,240)	(5,297)	-	-	(61,537)
Net interest expense	(55,737)	(4,888)	-	-	(60,625)
Depreciation and amortization	(46,143)	(33,850)	-	-	(79,993)
Segment net profit (loss)	1,527,393	1,042,956	-	(3,436)	2,566,913

All of our revenues were generated from customers in China.  All long-lived assets are located in China.  The following tables set forth our three major customers in each segment:

% of Gross Sales for the Three Months Ended March 31, 2011
Corn Division:
Chengdu Zhengda Co., Ltd.	7.3%
Shanghai Yihai Trading Co., Ltd.	6.2%
Shuangliu Zhengda Co., Ltd.	5.0%
Top Three Customers as % of Total Gross Sales:	18.5%

Simple-Processed Grain Division:
Hebei Xingda Flour Co., Ltd.	16.9%
Tianjin Yimingda Grain Division	12.5%
Hebei Zhuoran Agriculture Technology Co., Ltd.	11.6%
Top Three Customers as % of Total Gross Sales	41.0%

Deep-Processed Grain Division:
Tianjin Yimingda Grain Division	28.9%
Beijing Qiheyuan Food Technology Co., Ltd.	16.5%
Wuhan Zhengtianyuan Food Co., Ltd.	10.7%
Top Three Customers as % of Total Gross Sales:	56.1%

NOTE 18.	SUBSEQUENT EVENTS

In April, 2011, Detian Yu obtained a bank loan of $7,635,570 (RMB 50,000,000) from Bank of Communication, bearing interest at a floating rate of prime rate plus 30%.  The term of the loan should start from May 10, 2011 to May 9, 2012.

In April 2011, Jinzhong Deyu obtained a line of bank acceptance notes of $5,864,117 (RMB 38,400,000) from Jinzhong City Commercial Bank with maturity date due in six (6) months.

In April 2011, Jinzhong Yuliang also obtained a line of bank acceptance notes of $15,271,139 (RMB 100,000,000) from Jinzhong City Commercial Bank with maturity date due in six (6) months.

In May 2011, Jinzhong Deyu obtained another line of bank acceptance notes of $5,088,344 (RMB 33,320,000) from Jinzhong City Commercial Bank with maturity date due in six (6) months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In this Quarterly Report on Form 10-Q, unless otherwise indicated, the words “we”, “us” and “our” refer to Deyu Agriculture Corp. and all entities owned or controlled by Deyu Agriculture Corp.  All references to “Deyu” or the “Company” in this report mean Deyu Agriculture Corp., a Nevada corporation, and all entities owned or controlled by Deyu Agriculture Corp., except where it is made clear that the term only means the parent or a subsidiary company. References in this report to the “PRC” or “China” are to the People’s Republic of China.

This report contains forward-looking statements.  The words “anticipated”, “believe”, “expect”, “plan”, “intend”, “seek”, “estimate”, “project,”, “could”, “may” and similar expressions are intended to identify forward-looking statements.  These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow.  Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, the current economic downturn adversely affecting demand for the our products; our reliance on our major customers for a large portion of our net sales; our ability to develop and market new products; our ability to raise additional capital to fund our operations; our ability to accurately forecast amounts of supplies needed to meet customer demand; market acceptance of our products; exposure to product liability and defect claims; fluctuations in the availability of raw materials and components needed for our products; protection of our intellectual property rights; changes in the laws of the PRC that affect our operations; inflation and fluctuations in foreign currency rates and various other matters, many of which are beyond our control.  Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.  Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

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

 We have experienced high growth in both revenue and net income.  Operating revenue for the year ended December 31, 2010 was $89,175,633, representing a 119% increase from $40,732,447 for the year ended December 31, 2009. Our net income for the year ended December 31, 2010 was $11,502,252, representing a 60% increase from $7,181,132 for the year ended December 31, 2009.  Operating revenue for the three months ended March 31, 2011 was $41,432,261, representing a 187% increase from $14,447,282 for the three months ended March 31, 2010. Our net income for the three months ended March 31, 2011 was $3,440,932, representing a 33% increase from $2,566,913 for the three months ended March 31, 2010.

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

Plan of Operation

With the corn business being matured and stable and yet increasing demand yearly, we have acquired two pieces of farmland of approximately 17,300 acres of ownership rights between 40 to 47 years at the end of 2010 for a total of approximately $7 million to secure the supply and quality of crops for both grains and corn. The growing season for these parcels commenced in April 2011.  As a result, we believe we have achieved economies of scale through exclusive rights of use to over 109,000 acres of some of China’s most fertile agricultural land, including ownership rights to approximately 19,000 acres.  Since demand of both simple processed and deep processed grain products is increasing through our expanding sales network and brand name recognition, we are increasing the land coverage of our growing base and also our production base for deep processed products.  To achieve that, we are constructing warehouses in Shanxi Province and a new plant in the outskirts of Beijing.

In the year 2011, for sales and marketing strategy, instead of rapidly increasing the number of stores selling our products across Beijing and China as a whole, we have shifted our focus on promoting our name brand and products regionally, and increasing customer purchases on a per store basis.

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

We offer a right of exchange on our grain products sold through our relationships with our network of grocery stores.  The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased.  In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes.  For the three months ended March 31, 2011, the returns of our products were not material.

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

Results of Operations for the Three Months Ended March 31, 2011 as compared to the Three Months Ended March 31, 2010

	For The Three Months Ended March 31,
	2011	2010	Change	%

Net revenue	$41,432,261	$14,447,282	26,984,979	187%

Cost of goods sold	(33,078,926)	(10,936,119)	(22,142,807)	202%

Gross Profit	8,353,335	3,511,163	4,842,172	138%

Selling expenses	(3,373,255)	(621,714)	(2,751,541)	443%
General and administrative expenses	(2,286,595)	(261,911)	(2,024,684)	773%
Other expenses
Research and development expenses
Total Operating Expense	(5,659,850)	(883,625)	(4,776,225)	541%

Operating income	2,693,485	2,627,538	65,947	3%

Interest income	6,415	912	5,503	603%
Interest expense	(74,378)	(61,537)	(12,841)	21%
Non-operating income	44,977		44,977
Total Other Expense	(22,986)	(60,625)	37,639	(62	) %

Income before income taxes	2,670,499	2,566,913	103,586	4%
Income tax benefit	626,250		626,250
Net income	3,296,749	2,566,913	729,836	28%

Preferred stock dividends	(97,687)		(97,687)

Net income available to common stockholders	$3,343,245	$2,566,913	776,332	30%

Net income per common share – basic	$0.32	$0.52	(0.20)	(39	) %

Net income per common share – diluted	$0.24	$0.52	(0.28)	(55	) %

Weighted average number of common shares outstanding- basic	10,469,774	4,930,000	5,539,774	112%

Weighted average number of common shares outstanding-dilute	14,581,134	4,930,000	9,651,134	196%

Net Revenue

Our revenue for the three months ended March 31, 2011 was $41.4 million compared with $14.4 million for the three months ended March 31, 2010, an increase of $27 million, or 187%, of which $11.6 million was attributable to corn sales, $6.5 million to simple processed grain sales and the remaining $8.9 million from deep processed grain sales.  The growth mainly came from our corn business which presently is still the main segment of the Company’s overall business.  Our grains business continued to grow steadily.  Our newly added businesses of unpacked grains and bulk purchase/wholesale trading of rice and flour are reflected in the aggregated revenue of our simple processed grain division.  Bulk purchase/wholesale trading of rice and flour generated revenues of $4.1 million, and unpacked grains contributed revenues of $1.5 million for three months ended March 31, 2011.

The following table breaks down the distribution of our sales volume and amount by division and as a percentage of gross sales:

	For the Three Months Ended March 31, 2011					For the Three Months Ended March 31, 2010
	Sales Volume (ton)	Gross Sales	Less Sales Discount	Net Sales	% of total sales	Sales Volume (ton)	Gross Sales	Less Sales Discount	Net Sales	% of total sales
Corn Division	66,900	22,211,290		22,211,290	53.61%	42,559	10,650,704		10,650,704	73.72%
Simple Processed Grain	4,810	10,266,896		10,266,896	24.78%	3,858	3,796,578		3,796,578	26.28%
Deep Processed Grain		8,954,075		8,954,075	21.61%

Total	71,710	41,432,261		41,432,261	100%	46,417	14,447,282		14,447,282	100%

Revenue from our simple processed grain division for the three months ended March 31, 2011 was $10.27 million, an increase of $6.47 million, or 170%, as compared to the same period in 2010.  Margin was 36% for the three months ended March 31, 2011, compared to 49% for the three months ended March 31, 2010.  This revenue increase is mainly attributable to the effectiveness of our advertisement and sales channel increases.

Revenue from our corn division for the three months ended March 31, 2011 was approximately $22.2 million, an increase of $11.56 million, or approximately 109%, as compared to the same period in 2010.  Margin was 23% for the three months ended March 31, 2011, compared to 21% for the three months ended March 31, 2010.  We believe this growth is attributable to the Company fully taking advantage of its regional advantages as in Shanxi province, and deepening and receiving its cooperation of farmers to expand and to assure the steady supply of materials and by taking advantage of its warehouse and transportation capabilities to benefit from fluctuations of material prices.

Revenue from our deep processed grain division for the three months ended March 31, 2011 was $8.9 million and such margin was approximately 7%.  The Company established its deep processed grain division during the second half of 2010 through acquisitions and research and development.  This division was still in the mode of market development. Until now, The Company was still selling with promoted discounting prices in order to enter the market and we lacked full scale of production.  For the three months ended March31, 2011, our new production lines and manufacturing plants were still in the test phase, and most of such products were produced through outsourcing.  All these factors contributed to a weakness of cost controls.  We believe margins will improve only after all of our lines and manufacturing plants are up and running and are more fully developed.

Our Unpacked Grain business, which we deem to be a part of our Simple Processed Grain division and was newly added during the first quarter 2011, generated revenues of $1.5 million for the three months ended March 31, 2011 with margins of approximately 53%.  The reasons for higher margin in this section as compared to our other traditional simple processed grain segment are selective provisions of unique types of grains to customize product choices demanded by different types of customers for a variety of needs; exclusive rights in most of supermarkets; company taking advantage of procurement, resources of supply, sales channel and name brand effects.

An additional newly-added business in first quarter of 2011, the bulk purchase and wholesale of rice and flour, generated revenue of approximately $4.1 million for the three months ended March 31, 2011, having a margin of approximately 7%.  Since the Company had fully utilized its strengths and resources to develop this business section with low maintenance costs, this section has gradually became a stable part of the Company’s net income.

Cost of Goods Sold

Cost of goods sold mainly consists of cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and packaging costs.  Cost of goods sold was $33.1 million for the three months ended March 31, 2011, compared to cost of goods sold of $10.9 million for the three months ended March 31, 2010, an increase of $22.2 million, or 202%.  This increase in cost of goods sold is primarily due to the 187% increase in net revenues for this period.  However, as a percentage of net revenue, cost of goods sold increased 4%, or 80% for the three months ended March 31, 2011 compared to 76% for three months ended March 31, 2010.  The increase in the cost of goods as percentage of new revenue was attributable to the sales mix in the first quarter of 2011 which included our deep processed grain business and bulk trade and purchase business with lower margins.

 Gross Profit

As a result of the increases in net revenues and cost of goods sold, gross profits for the three months ended March 31, 2011 was $8.3 million, compared to gross profits of $3.5 million for the three months ended March 31, 2010, an increase of $4.8 million, or 138%.  Gross profit margin for grain sales decreased 4% to 20% for the three months ended March 31, 2011 as compared to 24% for the three months ended March 31, 2010.

The decrease in gross margin was due to our sales mix in the first quarter of 2011 which included our deep processed grain business and bulk trade and purchase business, both of which had lower than 10% margins that diluted our overall margin as a whole.

Gross margin for our simple-processed grains division was 36% for the three months ended March 31, 2011, a decrease of 13% from 49% for the three months ended March 31, 2010.  The decrease was mainly attributable to newly added business of bulk purchase/wholesale of rice and flour business and unpacked grain business sold in supermarkets were included in this division, the fact of consumer agriculture products cannot reflect price increases of purchase costs in time, and that the Company discounted some models of products which is consistent with our strategy of increasing our market share in the relevant market.

Selling Expenses

Selling expenses increased $2.8 million, or 443%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  Expenses increased to $3.4 million for the three months ended March 31, 2011 from $0.6 million for the three months ended March 31, 2010.  Such increase is attributable to variable cost increases of freight, warehousing and packaging associated with sales increases, sales personnel cost increases associated with increase of sales offices and sales channels, marketing initiatives and advertisement costs which were non-existent during the first quarter of 2010.  As a percent of net revenue, selling expenses were 8% of net revenue for the three months ended March 31, 2011, an increase of 4% from 4% of net revenue for the three months ended March 31, 2010.

General and Administrative Expenses

The following table breaks down our General and Administrative Expenses:

	For The Three Months Ended March 31,
	2011	2010	Change	%

Payroll, welfare, and bonuses	$1,141,757	$163,108	$978,649	600%
Professional service expense	609,091		609,091	%
Rent and utilities	130,792	17,045	113,747	667%
Travel and lodging expense	128,962	21,209	107,753	508%
Depreciation & amortization Expense	87,613	60,549	27,064	47%
Others	188,380		188,380	%
Total	$2,286,595	$261,911	$2,024,684	773%

General and administrative expenses increased by $2 million to $2.3 million in the three months ended March 31, 2011, or 773%, compared to $0.3 million for the three months ended March 31, 2010.  The increase was attributable to sales activity increase and business expansion.  As a percentage of net revenues, general and administrative expenses were 6% and 2% for the three months ended March 31, 2011 and March 31, 2010, respectively, which represents an increase of 4%.  Such increase is attributable to an increase of professional managers (or higher level) from 250 during the three months ended March 31, 2010 as compared to 800 for the three months ended March 31, 2011.  Our increase in professional service fees from $0 for the three months ended March 31, 2010 to $609,091 for the three months ended March 31, 2011 increased as a result of our Company becoming a public company in the US, including accounting, legal and consulting fees.  The increase of rent and utilities from $17,045 for the three months ended March 31, 2010 to $130,792 for the three months ended March 31, 2011 is mainly due to newly rented offices in Shanxi Province and Beijing.  Increases in travel and lodging expenses from $21,209 for the three months ended March 31, 2010 to $128,962 for the three months ended March 31, 2011 were attributable to increases of sales and business development activities.

Interest Expense

Interest expense for the three months ended March 31, 2011 was $74,378, compared to interest expense of $61,537 for the comparable period in 2010, an increase of $12,841, or 21%.  This increase was partly due to a loan balance of $2.63 million for three months ended March 31, 2011, compared to $3.98 million for three months ended March 31, 2010, of which $2.5 million started in February of 2010.

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

Net Income

Net Income, prior to the adjustment for the preferred stock dividend, was $3.4 million for the three months ended March 31, 2011 compared to $2.6 million for the three months ended March 31, 2010, an increase of $0.8 million or 33%.

Liquidity and Capital Resources

The following summarizes the key components of our cash flows for the three months ended March 31, 2011 and 2010:

	2011	2010
Net cash provided by operating activities	$(816,503)	$(3,688,376)
Net cash (used in) provided by investing activities	(2,293,631)	(935,339)
Net cash provided by (used in) financing activities	3,104,922	2,337,131
Effect of exchange rate change on cash and cash equivalents	39,065	(397)
Net increase in cash and cash equivalents	$33,853	$(2,286,981)

For the three months ended March 31, 2011, net cash provided by operating activities totaled approximately $(0.8) million, a increase of approximately $2.9 million, or 78%, from approximately $(3.7) million in the three months ended March 31, 2010.  This increase is primarily attributable to our strengthened inventory controls which shortened our inventory cycle, and increasing receivables to receive in advance.

For the three months ended March 31, 2011, net cash used in investing activities was approximately $(2.3) million, a decrease of approximately $1.4 million, or 145%, from approximately $(0.9) million in the three months ended March 31, 2010.  This decrease is primarily attributable to equipment purchases and constructions of plants and warehouses to fulfill our business development strategies.

Net cash provided by financing activities for the three months ended March 31, 2011 was approximately $3.1 million, an increase of approximately $0.8 million, or 33%, from approximately $2.3 million in the three months ended March 31, 2010.  This increase is primarily attributable to short-term loans and SBCVC Fund III Company Limited’s capital injection of $3.8 million on Deyufarm approximately.

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

Item 4. Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. At the conclusion of the period ended March 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

10.37	Contract of Agreement, effective as of January 10, 2011, by and between Deyu Agriculture Corp. and Charlie Lin (10)

14.1	Code of Conduct (6)

16.1	Letter from Auditor (11)

21	List of Subsidiaries (12)

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002*

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002*

99.1	Audit Committee Charter adopted August 19, 2010 (6)

(1)	Incorporated by reference to our Form 8-K filed on May 3, 2010.
(2)	Incorporated by reference to our Registration Statement on Form S-1 filed on July 8, 2009.
(3)	Incorporated by reference to our Form 8-K filed on June 4, 2010.
(4)	Incorporated by reference to our Form 8-K filed on June 18, 2010.
(5)	Incorporated by reference to our Form 8-K filed on October 6, 2010.
(6)	Incorporated by reference to our Form S-1/A filed on October 21, 2010.
(7)	Incorporated by reference to our Form S-8 filed on November 5, 2010.
(8)	Incorporated by reference to our Form 8-K filed on November 17, 2010.
(9)	Incorporated by reference to our Form 8-K filed on December 21, 2010.
(10)	Incorporated by reference to our Form 8-K filed on January 10, 2011.
(11)	Incorporated by reference to our Form 8-K filed on May 3, 2010.
(12)	Incorporated by reference to our Form 10-K filed on March 31, 2011

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEYU AGRICULTURE CORP.

Signature	Title	Date

/s/ Jianming Hao	Chief Executive Officer, Principal Executive Officer	May 23, 2011
Jianming Hao

/s/ Charlie Lin	Chief Financial Officer, Principal Financial and Accounting Officer	May 23, 2011
Charlie Lin