Form 10-Q/A
period 2011-03-31
Deyu Agriculture Corp.
filed 2011-05-25
CIK 1467746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Amendment No. 1 to
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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q ("Amendment No. 1") to make certain revisions to the "Goodwill and Intangible Assets" and "Revenue Recognition" sections of our MD&A, as well as revisions to "Net Revenue", "Gross Profit", "General and Administrative Expenses", "Interest Expenses"  and in the first table of "Results of Operations for theThree Months Ended March 31, 2011 as compared to the Three Months Ended March 31, 2010" in our MD&A in order to match our disclosures in the Consolidated Financial Statements for theThree Months Ended March 31, 2011 (the "Financial Statements") included in this Amendment No. 1.  We also made revisions to Notes 1, 3, 9, 11, 17 and 18 to the Financial Statements, and all other Items in this Amendment No. 1 remain materially unchanged.

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

On February 21, 2011, Deyufarm received capital injection of $3,800,505 (or RMB 24,971,218) from SBCVC Fund III Company Limited ("SBCVC"), a company organized under the laws of Hong Kong, in exchange for 35.69% of Deyufarm's equity interest pursuant to the two Investment and Relevant Issues Agreements entered into by each of Junda and Longyue with Deyufarm and SBCVC on September 15, 2010. According to the Investment and Relevant Issues Agreements, SBCVC shall invest an equivalent of RMB 25,000,000 of US dollars to Deyufarm. Before or in the meantime that SBCVC finishes such investment to Deyufarm, Longyue shall have invested RMB 35,000,000 to Deyufarm by capital increase and obtained the relevant capital verification report. Any time within 2 years after finishing the investment to Deyufarm, SBCVC shall have the rights to require Deyufarm to repurchase in advance, or Junda or Longyue to purchase part of or all the equity interests of Deyufarm owned by SBCVC. The board of directors of Deyufarm shall be comprised of 3 directors, and Junda, Longyue, and SBCVC each nominates one director. The board of directors shall nominate the financial administrator agreed by SBCVC. Forty-eight (48) months after SBCVC finishing the investment to Deyufarm, the parties shall start and finish the qualified IPO procedures of Deyufarm.

On February 25, 2011, Deyufarm received an additional capital injection of $4,495 (or RMB 28,782) from SBCVC for 0.02% of Deyufarm's equity interest.

After the above two capital injections, SBCVC, Junda, and Longyue each owns 35.71%, 14.29%, and 50% of equity interest in Deyufarm. The total registered capital of Deyufarm increases from $6,688,635 (or RMB 5,000,000) to $10,493,516 (or RMB 70,000,000). SBCVC’s 35.71% equity interest in Deyufarm constitutes “Noncontrolling Interest” under FASB ASC Topic 810. Net loss attributable to noncontrolling interest was $144,183 for the three months ended March 31, 2011. As of March 31, 2011, the equity balance of noncontrolling interest was $2,852,451.

Details of our subsidiaries and variable interest entities subject to consolidation are as follows:

Name of Subsidiary	Domicile and Date of Incorporation	Registered Capital	Percentage of Ownership	Principal Activities
City Zone Holdings Limited (“City Zone”)	British Virgin Islands, July 27, 2009	$20,283,581	100%	Holding company of Most Smart

Most Smart International Limited (“Most Smart”)	Hong Kong, March 11, 2009	$1	100%	Holding company of Shenzhen Redsun

Redsun Technology (Shenzhen) Co., Ltd. (“Shenzhen Redsun”)	The PRC, August 20, 2009	$30,000	100%	Holding company of Shenzhen JiRuHai

Shenzhen JiRuHai Technology Co., Ltd. (“Shenzhen JiRuHai”)	The PRC, August 20, 2009	$14,638	100%	Holding company of Beijing Detian Yu

Detian Yu Biotechnology (Beijing) Co., Ltd. (“Detian Yu”)	The PRC, November 30, 2006	$7,637,723	100%	Wholesale distribution of simple-processed and deep-processed packaged food products and staple food. Holding company of the following first four entities.

Jinzhong Deyu Agriculture Trading Co., Ltd. (“Jinzhong Deyu”)	The PRC, April 22, 2004	$1,492,622	100%	Organic grains preliminary processing and wholesale distribution.

Jinzhong Yongcheng Agriculture Trading Co., Ltd. (“Jinzhong Yongcheng”)	The PRC, May 30, 2006	$288,334	100%	Organic corns preliminary processing and wholesale distribution.

Jinzhong Yuliang Agriculture Trading Co., Ltd. (“Jinzhong Yuliang”)	The PRC, March 17, 2008	$281,650	100%	Organic corns preliminary processing and wholesale distribution.

Name of Subsidiary	Domicile and Date of Incorporation	Registered Capital	Percentage of Ownership	Principal Activities
Beijing Jundaqianyuan Investment Management Co., Ltd. (“Junda”)	The PRC, June 13, 2010	$14,637	Variable interest	Shareholding of Deyufarm (14.29%)

Jinzhong Longyue Investment Consultancy Services Co., Ltd. (“Longyue”)	The PRC, June 2, 2010	$4,393	Variable interest	Shareholding of Deyufarm (50%)

Deyufarm Innovation Food (Beijing) Co., Ltd. (“Deyufarm”)	The PRC, June 13, 2010	$10,493,516	Variable interest	Wholesale distribution of packaged food products and instant millet beverage. Holding company of the following two companies.

Sichuan HaoLiangXin Instant Food Co., Ltd. (“HaoLiangXin”)	The PRC, April 25, 2008	$1,202,460	Variable interest	Manufacturing and wholesale distribution of instant grain vermicelli and buckwheat tea products.

Beijing Xinggu Deyufarm Food Co., Ltd. (“Xinggu Deyufarm”)	The PRC, November 25, 2010	$1,515,152	Variable interest	Manufacturing of instant grain vermicelli products.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Effective November 16, 2010, the Company included in its consolidated financial statements, the net assets of Junda and Longyue, and their majority-owned and wholly-owned subsidiaries, including Deyufarm, HaoLiangXin, and Xinggu Deyufarm, pursuant to the rights and obligations conveyed by the variable interests resulting in the Company absorbing a majority of Junda’s and Longyue’s expected losses and receiving their expected residual returns.  In accordance with ASC 810, “Consolidation”, the net assets of Junda and Longyue were initially measured at their carrying amounts at the date the requirements of the VIE substance first apply.  Carrying amounts refers to the amounts at which the assets and liabilities would have been carried in the consolidated financial statements if the VIE accounting guidance had been effective when the reporting entity first met the conditions to be the primary beneficiary.  The operating results of Junda and Longyue were included in the consolidated income statements of the Company from the effective date of consummating variable interests.

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

NOTE 9.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2011	2010
Software-ERP System	$992,624	$-
Right to use land	-	74,715
Less: Accumulated amortization	(16,544)	(74,715)
Intangible assets, net	$976,080	$-

According to government regulations of the People’s Republic of China (“PRC”), the PRC Government owns all land.  The Company leases and obtains the certificate of right to use the industrial land of 11,667 square meters with the PRC Government in Jingzhong, Shanxi Province where Jinzhong Deyu’s buildings and production facility are located at.  The term of the right is four to five years and renewed upon expiration.  The right was fully amortized as of December 31, 2010 and 2009 using the straight-line method.  The term of the right was for the period from March 14, 2007 to March 14, 2011.  The Company has been in the process of renewing the land use right certificate since the expiration date.  According to a Certification issued by the Jinzhong Municipal Bureau of Land and Resources on March 30, 2010, Jinzhong Deyu holds the legal title of the land use rights during the period of the renewal process.  Amortization expense recorded for the three months ended March 31, 2011 and 2010 was $16,544 and $0, respectively.

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
Bank loan payable to Jinzhong Economic Development District Rural Credit Union, bearing interest at a floating rate of prime rate plus 129.83% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China.  The loan was due March 8, 2011.  The use of proceeds from the loan is for purchase of raw materials.  The loan was obtained by Jinzhong Yuliang and guaranteed by Jinzhong Deyu for a period of two years starting from January 13, 2010.  In January 2011, the Company entered into an agreement with the bank for an extension of the loan.  The new term is from February 1, 2011 to October 1, 2011.  The adjustable interest rate is a rate per annum equal to the Prime Rate plus 117.23 percentage points of prime rate.  The prime rate is based on one- to three-year loan interest rate released by The People's Bank of China.  Jinzhong Deyu continues to provide guarantees on the loan for a period of two years starting from October 1, 2011.
$1,298,047	$1,287,879

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31,	December 31,
	2011	2010
Bank loan payable to Shanxi Province Rural Credit Union, bearing interest at bearing interest at a floating rate of prime rate plus 107.00% of prime rate, of which prime rate was based on six-month-to-one-year loan interest rate released by The People's Bank of China and due January 13, 2011.  The use of proceeds from the loan is restricted for purchase of corns.  The loan was obtained by Jinzhong Yongcheng and guaranteed by Jinzhong Deyu and Jinzhong Yuliang for a period of two years starting from January 13, 2011.  In January 2011, the Company entered into an agreement with bank with an extension for the bank loan.  The new term of bank loan is from January 14, 2011 to June 11, 2011.  The adjustable interest rate is a rate per annum equal to the Prime Rate plus 107 percentage points of prime rate. The prime rate is based one-to-three-year loan interest rate released by The People's Bank of China.  Jinzhong Deyu and Jinzhong Yuliang remain providing guarantees on the loan for a period of two years starting from June 11, 2011.
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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Information about the three reportable segments is presented in the following tables:

Three Months Ended March 31, 2011	Corn Division	Simple- Processed Grain Division	Deep- Processed Grain Division	Others	Total
Revenues from external customers	$20,491,926	$18,892,718	$2,047,619	$-	$41,432,263
Intersegment revenues	283,851	22,796	-	-	306,647
Interest revenue	4,901	1,229	23	262	6,415
Interest expense	(74,378)	-	-	-	(74,378)
Net interest (expense) income	(73,977)	1,229	23	200	(72,525)
Depreciation and amortization	(49,640)	(156,622)	(26,308)	(5,849)	(238,418)
Noncontrolling interest	-	-	-	144,183	144,183
Segment net profit (loss)	3,592,220	638,140	(434,225)	(597,073)	3,343,245

Three Months Ended March 31, 2010	Corn Division	Simple- Processed Grain Division	Deep- Processed Grain Division	Others	Total
Revenues from external customers	$10,944,641	$3,502,641	$-	$-	$14,447,282
Intersegment revenues	-	-	-	-	-
Interest revenue	503	409	-	-	912
Interest expense	(56,240)	(5,297)	-	-	(61,537)
Net interest expense	(55,737)	(4,888)	-	-	(60,625)
Depreciation and amortization	(46,143)	(33,850)	-	-	(79,993)
Segment net profit (loss)	1,527,393	1,042,956	-	(3,436)	2,566,913

All of our revenues were generated from customers in China.  All long-lived assets are located in China.  The following tables set forth our three major customers in each segment:

% of Gross Sales for the Three Months Ended March 31, 2011
Corn Division:
Chengdu Zhengda Co., Ltd.	7.3%
Shanghai Yihai Trading Co., Ltd.	6.2%
Shuangliu Zhengda Co., Ltd.	5.0%
Top Three Customers as % of Total Gross Sales:	18.5%

Simple-Processed Grain Division:
Tianjin Yimingda Grain Division	29.4%
Hebei Zhuoran Agriculture Technology Co., Ltd.	15.4%
Beijing Qiheyuan Food Technology Co., Ltd.	5.7%
Top Three Customers as % of Total Gross Sales	50.5%

Deep-Processed Grain Division:
Tianjin Yimingda Grain Division	28.9%
Beijing Qiheyuan Food Technology Co., Ltd.	16.5%
Wuhan Zhengtianyuan Food Co., Ltd.	10.7%
Top Three Customers as % of Total Gross Sales:	56.1%

NOTE 18.	SUBSEQUENT EVENTS

In April, 2011, Detian Yu obtained a bank loan of $7,635,570 (RMB 50,000,000) from Bank of Communication, bearing interest at a floating rate of prime rate plus 30% of prime rate.  The term of the loan should start from May 10, 2011 to May 9, 2012.

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

 We have experienced high growth in both revenue and net income.  Operating revenue for the year ended December 31, 2010 was $89,175,633, representing a 119% increase from $40,732,447 for the year ended December 31, 2009. Our net income for the year ended December 31, 2010 was $11,502,252, representing a 60% increase from $7,181,132 for the year ended December 31, 2009.  Operating revenue for the three months ended March 31, 2011 was $41,432,261, representing a 187% increase from $14,447,282 for the three months ended March 31, 2010. Our net income for the three months ended March 31, 2011 was $3,343,245, representing a 30% increase from $2,566,913 for the three months ended March 31, 2010.

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

Results of Operations for the Three Months Ended March 31, 2011 as compared to the Three Months Ended March 31, 2010

	For The Three Months Ended March 31,
	2011	2010	Change	%

Net revenue	$41,432,261	$14,447,282	26,984,979	187%

Cost of goods sold	(33,078,926)	(10,936,119)	(22,142,807)	202%

Gross Profit	8,353,335	3,511,163	4,842,172	138%

Selling expenses	(3,373,255)	(621,714)	(2,751,541)	443%
General and administrative expenses	(2,286,595)	(261,911)	(2,024,684)	773%
Other expenses
Research and development expenses
Total Operating Expense	(5,659,850)	(883,625)	(4,776,225)	541%

Operating income	2,693,485	2,627,538	65,947	3%

Interest income	6,415	912	5,503	603%
Interest expense	(74,378)	(61,537)	(12,841)	21%
Non-operating income	44,977		44,977
Total Other Expense	(22,986)	(60,625)	37,639	(62	) %

Income before income taxes	2,670,499	2,566,913	103,586	4%
Income tax benefit	626,250		626,250
Net income	3,296,749	2,566,913	729,836	28%

Add : Net loss attributable to noncontrolling interest	144,183
Net income attributable to Deyu Agriculture Corp.	3,440,932
Preferred stock dividends	(97,687)		(97,687)

Net income available to common stockholders	$3,343,245	$2,566,913	776,332	30%

Net Revenue

Our revenue for the three months ended March 31, 2011 was $41.4 million compared with $14.4 million for the three months ended March 31, 2010, an increase of $27 million, or 187%, of which $20.5 million was attributable to corn sales, $18.9 million to simple processed grain sales and the remaining $2.0 million from deep processed grain sales.  The growth mainly came from our corn business which presently is still the main segment of the Company’s overall business.  Our grains business continued to grow steadily.  Our newly added businesses of unpacked grains and bulk purchase/wholesale trading of rice and flour are reflected in the aggregated revenue of our simple processed grain division.  Bulk purchase/wholesale trading of rice and flour generated revenues of $4.1 million, and unpacked grains contributed revenues of $1.5 million for three months ended March 31, 2011.

The following table breaks down the distribution of our sales volume and amount by division and as a percentage of gross sales:

	For the Three Months Ended March 31, 2011					For the Three Months Ended March 31, 2010
	Sales Volume (ton)	Gross Sales	Less Sales Discount	Net Sales	% of total sales	Sales Volume (ton)	Gross Sales	Less Sales Discount	Net Sales	% of total sales
Corn Division	66,900	20,491,926		20,491,926	49.46%	42,559	10,944,641		10,944,641	75.76%
Simple Processed Grain	4,810	18,935,231	(42,513)	18,892,718	45.60%	3,858	3,877,617	(374,976)	3,502,641	24.24%
Deep Processed Grain		2,047,617		2,047,617	4.94%

Total	71,710	41,474,774	(42,513)	41,474,774	100%	46,417	14,822,258	(374,976)	14,447,282	100%

Revenue from our simple processed grain division for the three months ended March 31, 2011 was $18.89 million, an increase of $15.39 million, or 439%, as compared to the same period in 2010.  Gross margin was 19% for the three months ended March 31, 2011, compared to 20% for the three months ended March 31, 2010.  This revenue increase is mainly attributable to the effectiveness of our advertisement and sales channel increases.

Revenue from our corn division for the three months ended March 31, 2011 was approximately $20.5 million, an increase of $9.5 million, or approximately 87%, as compared to the same period in 2010.  Margin was 23% for the three months ended March 31, 2011, compared to 37% for the three months ended March 31, 2010.  We believe this growth is attributable to the Company fully taking advantage of its regional advantages as in Shanxi province, and deepening and receiving its cooperation of farmers to expand and to assure the steady supply of materials and by taking advantage of its warehouse and transportation capabilities to benefit from fluctuations of material prices.

Revenue from our deep processed grain division for the three months ended March 31, 2011 was $2.0 million and such margin was approximately 1%.  The Company established its deep processed grain division during the second half of 2010 through acquisitions and research and development.  This division was still in the mode of market development. Until now, The Company was still selling with promoted discounting prices in order to enter the market and we lacked full scale of production.  For the three months ended March31, 2011, our new production lines and manufacturing plants were still in the test phase, and most of such products were produced through outsourcing.  All these factors contributed to a weakness of cost controls.  We believe margins will improve only after all of our lines and manufacturing plants are up and running and are more fully developed.

Our Unpacked Grain business, which we deem to be a part of our Simple Processed Grain division and was newly added during the first quarter 2011, generated revenues of $1.1 million for the three months ended March 31, 2011 with gross margins of approximately 57%.  The reasons for higher margin in this section as compared to our other traditional simple processed grain segment are selective provisions of unique types of grains to customize product choices demanded by different types of customers for a variety of needs; exclusive rights in most of supermarkets; company taking advantage of procurement, resources of supply, sales channel and name brand effects.

An additional newly-added business in first quarter of 2011, the bulk purchase and wholesale of rice and flour, generated revenue of approximately $12.5 million for the three months ended March 31, 2011, having a gross margin of approximately 11%.  Since the Company had fully utilized its strengths and resources to develop this business section with low maintenance costs, this section has gradually became a stable part of the Company’s net income.

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

Gross margin for our simple-processed grains division was 19% for the three months ended March 31, 2011, a decrease of 1% from 20% for the three months ended March 31, 2010.  The decrease was mainly attributable to newly added business of bulk purchase/wholesale of rice and flour business and unpacked grain business sold in supermarkets were included in this division, the fact of consumer agriculture products cannot reflect price increases of purchase costs in time, and that the Company discounted some models of products which is consistent with our strategy of increasing our market share in the relevant market.

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

General and Administrative Expenses

The following table breaks down our General and Administrative Expenses:

	For The Three Months Ended March 31,
	2011	2010	Change	%

Payroll, welfare, and bonuses	$1,148,713	$75,605	$1,073,108	1419%
Professional service expense	344,336	–	344,336	100%
Rent and utilities	222,209	15,395	206,814	1343%
Travel and lodging expense	200,038	24,810	195,228	706%
Depreciation & amortization Expense	99,125	23,193	75,932	327%
Others	272,175	122,908	149,267	121%
Total	$2,286,595	$261,911	$2,024,684	773%

General and administrative expenses increased by $2 million to $2.3 million in the three months ended March 31, 2011, or 773%, compared to $0.3 million for the three months ended March 31, 2010.  The increase was attributable to sales activity increase and business expansion.  As a percentage of net revenues, general and administrative expenses were 6% and 2% for the three months ended March 31, 2011 and March 31, 2010, respectively, which represents an increase of 4%.  Such increase is attributable to an increase of professional managers (or higher level) from 250 during the three months ended March 31, 2010 as compared to 800 for the three months ended March 31, 2011.  Our increase in professional service fees from $0 for the three months ended March 31, 2010 to $344,336 for the three months ended March 31, 2011 increased as a result of our Company becoming a public company in the US, including accounting, legal and consulting fees.  The increase of rent and utilities from $15,395 for the three months ended March 31, 2010 to $222,209 for the three months ended March 31, 2011 is mainly due to newly rented offices in Shanxi Province and Beijing.  Increases in travel and lodging expenses from $24,810 for the three months ended March 31, 2010 to $200,038 for the three months ended March 31, 2011 were attributable to increases of sales and business development activities.

Interest Expense

Interest expense for the three months ended March 31, 2011 was $74,378, compared to interest expense of $61,537 for the comparable period in 2010, an increase of $12,841, or 21%.  This increase was partly due to interest-bearing loan balance of $2.60 million for three months ended March 31, 2011, compared to $3.3 million for three months ended March 31, 2010, of which $2.5 million started in February of 2010.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to the registrant's Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

DEYU AGRICULTURE CORP.

Signature	Title	Date

/s/ Jianming Hao	Chief Executive Officer, Principal Executive Officer	May 25, 2011
Jianming Hao

/s/ Charlie Lin	Chief Financial Officer, Principal Financial and Accounting Officer	May 25, 2011
Charlie Lin