Form 10-Q
period 2011-06-30
Deyu Agriculture Corp.
filed 2011-08-15
CIK 1467746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

   FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

or

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

As of August 11, 2011, there were 10,544,774 shares outstanding of the registrant’s common stock.

DEYU AGRICULTURE CORP.

FORM 10-Q

JUNE 30, 2011

DEYU AGRICULTURE CORP AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2011

DEYU AGRICULTURE CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$9,434,993	$6,281,304
Restricted cash	10,189,526	-
Accounts receivable, net	26,688,021	11,166,452
Inventory	44,802,285	18,359,505
Advance to supplier	8,018,557	3,596,991
Prepaid expenses	3,208,469	2,219,332
Other current assets	1,326,701	849,593
Total Current Assets	103,668,552	42,473,177

Property, plant, and equipment, net	11,736,781	4,626,004
Construction-in-progress	76,274	7,224,504
Goodwill	1,074,359	1,052,139
Other assets	10,393,960	10,553,328
Intangible assets, net	3,276,089	-

Total Assets	$130,226,015	$65,929,152

Liabilities and Equity

Current Liabilities
Short-term loans	$12,743,406	$2,631,364
Accounts payable	3,487,477	540,956
Notes payable	26,567,649	-
Advance from customers	7,747,111	6,484,589
Accrued expenses	614,632	1,619,186
Preferred stock dividends payable	214,862	238,620
Due to related parties	21,226,889	8,030,303
Other current liabilities	3,627,327	2,943,681
Total Current Liabilities	76,229,353	22,488,699

Equity
Series A convertible preferred stock, $.001 par value, 10,000,000 shares
authorized, 1,931,088 and 2,106,088 shares outstanding, respectively	1,931	2,106
Common stock, $.001 par value; 75,000,000 shares authorized,
10,544,774 and 10,394,774 shares issued and outstanding, respectively	10,545	10,350
Additional paid-in capital	19,966,266	18,770,230
Other comprehensive income	3,136,086	2,272,633
Retained earnings	28,834,173	22,385,134
Total Stockholders' Equity	51,949,001	43,440,453
Noncontrolling Interest	2,047,661	-
Total Equity	53,996,662	43,440,453

Total Liabilities and Equity	$130,226,015	$65,929,152

DEYU AGRICULTURE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Net revenue	$52,039,275	$18,468,570	$93,471,536	$32,915,852

Cost of goods sold	(43,138,497)	(13,722,057)	(76,217,423)	(24,658,176)

Gross Profit	8,900,778	4,746,513	17,254,113	8,257,676

Selling expenses	(3,291,798)	(975,947)	(7,295,052)	(1,597,661)
General and administrative expenses	(2,260,318)	(709,288)	(4,546,913)	(971,199)
Total Operating Expense	(6,182,115)	(1,685,235)	(11,841,965)	(2,568,860)

Operating income	2,718,663	3,061,278	5,412,148	5,688,816

Interest income	(6,221)	2,553	194	3,465
Interest expense	(137,446)	(91,054)	(211,824)	(152,591)
Non-operating income	(40,231)	-	4,746	-
Total Other Expense	(183,898)	(88,501)	(206,884)	(149,126)

Income before income taxes	2,534,765	2,972,777	5,205,264	5,539,690
Income tax benefit (expense)	(138,042)	-	488,208	-
Net income	2,396,723	2,972,777	5,693,472	5,539,690
Add: Net loss attributable to noncontrolling interest	841,530	-	985,713	-
Net income attributable to Deyu Agriculture Corp.	3,238,253	2,972,777	6,679,185	5,539,690
Preferred stock dividends	(132,459)	(96,051)	(230,146)	(96,051)
Net income available to common stockholders	3,105,794	2,876,726	6,449,039	5,443,639
Foreign currency translation gain	598,679	289,591	969,839	290,171
Comprehensive income	3,704,473	3,166,317	7,418,878	5,733,810
Less: Other comprehensive income attributable to noncontrolling interest	(36,741)	-	(44,071)	-
Comprehensive income attributable to Deyu Agriculture Corp.	$3,667,732	$3,166,317	$7,374,807	$5,733,810

Net income per common share - basic	$0.30	$0.35	$0.61	$0.82

Net income per common share - diluted	$0.26	$0.29	$0.54	$0.74

Weighted average number of common shares outstanding - basic	10,527,356	8,551,428	10,498,724	6,750,718

Weighted average number of common shares outstanding - diluted	12,465,313	10,106,763	12,460,613	7,532,682

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income available to common stockholders	$6,449,039	$5,443,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	461,822	191,086
Share-based compensation	275,163	-
Preferred stock dividends accrued	212,420	96,051
Common stocks issued for services	42,779	-
Reserve for inventory valuation	24,212	-
Deferred income tax benefit	(488,246)	-
Noncontrolling interest	(985,713)	-
Reserve for sales discount	-	389,773
Decrease (increase) in current assets:
Accounts receivable	(15,112,032)	(2,800,806)
Inventories	(25,765,634)	(4,146,551)
Advance to suppliers	(4,296,216)	-
Prepaid expense and other current assets	(1,549,531)	(2,228,742)
Other assets	35,947	-
Increase (decrease) in liabilities:
Accounts payable	2,901,740	1,521,121
Advance from customers	1,112,785	-
Accrued expense and other liabilities	(512,343)	190,287
Net cash used in operating activities	(37,193,808)	(1,344,142)

CASH FLOWS FROM INVESTING ACTIVITIES
Construction and remodeling of factory and warehouses	(708,119)	(1,035,884)
Purchase of machinery and equipment	(1,726,584)	(1,414,526)
Net cash used in investing activities	(2,434,703)	(2,450,411)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term bank acceptance notes	26,265,716	-
Net proceeds of short-term loans from related parties	12,878,950	-
Net proceeds from short-term loans from bank and others	10,054,688	2,007,954
Proceeds from capital contributions	3,823,916	8,771,963
Cash restricted for credit line of bank acceptance notes	(10,073,725)	-
Payment of preferred dividends	(240,890)	-
Net repayments from short-term loans from related parties	12,878,950	(39,296)
Net cash provided by financing activities	42,708,655	10,740,623

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	73,545	64,128

NET INCREASE IN CASH & CASH EQUIVALENTS	3,153,689	7,010,195
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	6,281,304	2,562,501
CASH & CASH EQUIVALENTS, ENDING BALANCE	$9,434,993	$9,572,696

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$31	$-
Interest paid	$197,883	$152,591
NONCASH INVESTING AND FINANCING ACTIVITIES:
Construction completed and transferred to property, plant, and equipment	$5,618,908	$-
Construction completed and transferred to land use rights	$2,294,350	$-

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.	NATURE OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PREPARATION

Deyu Agriculture Corp. (the “Company”), formerly known as Eco Building International, Inc., was incorporated under the laws of the State of Nevada on December 23, 2008.  We completed the acquisition of City Zone Holdings Limited (“City Zone”), an agricultural products distributor in the Shanxi Province of the Peoples Republic of China (the “PRC”) engaged in procuring, processing, marketing, and distributing various grain and corn products, by means of a share exchange, effective April 27, 2010 (the “Share Exchange”).  As a result of the Share Exchange, City Zone became our wholly-owned subsidiary.  We currently conduct our business primarily through the operating PRC subsidiaries, including Jinzhong Deyu Agriculture Trading Co., Ltd. (“Jinzhong Deyu”), Jinzhong Yuliang Agriculture Trading Co., Ltd. (“Jinzhong Yuliang”), Jinzhong Yongcheng Agriculture Trading Co., Ltd. (“Jinzhong Yongcheng”), and Betian Yu Biotechnology (Beijing) Co., Ltd. (“Detian Yu”) and its subsidiaries and variable interest entities.

On May 11, 2010, our Board of Directors adopted a resolution to change our name to "Deyu Agriculture Corp."  FINRA declared the name change effective on June 2, 2010.

Reverse Acquisition

On April 27, 2010, we entered into the Share Exchange by entering into a share exchange agreement pursuant to which we issued 8,736,932 shares of common stock, par value $0.001 per share, to Expert Venture Limited (“Expert Venture”), a company organized under the laws of the British Virgin Islands, and the other shareholders of City Zone (the “City Zone Shareholders”).  As a result of the Share Exchange, City Zone became our wholly-owned subsidiary and City Zone Shareholders acquired a majority of our issued and outstanding common stock.  Concurrent with the Share Exchange, Mr. Jianming Hao (“Mr. Hao”), the managing director of City Zone and all of its operating subsidiaries, was appointed our Chief Executive Officer.

As a result, the Share Exchange has been accounted for as a reverse acquisition using the purchase method of accounting, whereby City Zone is deemed to be the accounting acquirer (legal acquiree) and we are deemed the  accounting acquiree (legal acquirer).  The financial statements before the date of the Share Exchange are those of City Zone with our results being consolidated from the date of the Share exchange.  The equity section and earnings per share have been retroactively restated to reflect the reverse acquisition and no goodwill has been recorded.

City Zone was incorporated in the British Virgin Islands on July 27, 2009 under the BVI Business Companies Act of 2004.  In November 2009, pursuant to a restructuring plan set out below, City Zone has become the holding company of a group of companies comprised of Most Smart, Shenzhen Redsun, Shenzhen JiRuHai, Beijing Detian Yu, Jinzhong Deyu, Jinzhong Yongcheng and Jinzhong Yuliang.

Restructuring

In November 2009, pursuant to a restructuring plan (“Restructuring”) intended to ensure compliance with the PRC rules and regulations, City Zone, through a series of acquisitions and wholly-owned subsidiaries, acquired 100% of the equity interests of Jinzhong Deyu, Jinzheng Yuliang and Jinzhong Yongcheng.  The former shareholders and key management of Jinzhong Deyu, Jinzhong Yongcheng and Jinzhong Yuliang became the ultimate controlling parties and key management of City Zone.  This restructuring has been accounted for as a recapitalization of Jinzhong Deyu, Jinzhong Yongcheng and Jinzhong Yuliang with no adjustment to the historical basis of the assets and liabilities of these companies, while the historical financial positions and results of operations are consolidated as if the restructuring occurred as of the beginning of the earliest period presented in the accompanying consolidated financial statements.  For the purpose of consistent and comparable presentation, the consolidated financial statements have been prepared as if City Zone had been in existence since the beginning of the earliest and throughout the whole periods covered by these consolidated financial statements.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Variable Interest Entities

On November 16, 2010, Detian Yu entered into a series of contractual arrangements (the “Contractual Arrangements”) with each of Beijing Jundaqianyuan Investment Management Co., Ltd. (“Junda”), Jinzhong Longyue Investment Consultancy Services Co., Ltd. (“Longyue”) and their shareholders, pursuant to which Detian Yu effectively took over the management of the business activities of Junda and Longyue.

Junda is a limited liability company incorporated in the PRC on June 13, 2010 with registered capital of $14,637 (RMB 100,000) by Mr. Hao and Wenjun Tian, President and Executive Director of the Company.  As of December 31, 2010, Junda’s equity interest was 100% held by several executives and managers of the Company, including (a) Mr. Hao, owning 33% of Junda, (b) Wenjun Tian, owning 34% of Junda, (c) Jianbin Zhou, the Chief Operating Officer of the Company, owning 10% of Junda, (d) Li Ren, Vice President of Branding and Marketing of the Company, owning 5% of Junda, (e) Yongqing Ren, Vice President of the Corn Division of the Company, owning 3% of Junda and (f) Junde Zhang, Vice President of the Grains Division of the Company, owning 3% of Junda.  As a result, the execution of the contractual arrangements with Junda is considered a related party transaction.

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

•
Business Operations Agreements, through which Detian Yu has exclusive authority of all decision-making of ongoing operations, including establishing compensation levels and hiring and firing of key personnel.  In order to ensure normal operations of Junda and Longyue, Detian Yu agrees to act as the guarantor and provide guarantee on the performance of the obligations of Junda and Longyue under all contracts executed by Junda and Longyue.

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

•	Powers of Attorney, signed by each of the shareholders of Junda and Longyue, authorizing designees appointed by Detian Yu to exercise all of their respective voting rights as shareholders.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•
Equity Acquisition Option Agreements, through which the shareholders of Junda and Longyue granted Detian Yu an irrevocable and unconditional right to purchase, or caused a designated party of Detian Yu to purchase, part or all of the equity interests in Junda and Longyue from such shareholders, when and to the extent that applicable PRC laws permit.  The consideration for the equity acquisition option for Junda was RMB 80,000,000 and the consideration for the equity option for Longyue was RMB 120,000,000.

On February 21, 2011, Deyufarm received capital injection of $3,800,505 (RMB 24,971,218) from SBCVC Fund III Company Limited ("SBCVC"), a company organized under the laws of Hong Kong, in exchange for 35.69% of Deyufarm's equity interest pursuant to the two Investment and Relevant Issues Agreements entered into by each of Junda and Longyue with Deyufarm and SBCVC on September 15, 2010. According to the Investment and Relevant Issues Agreements, SBCVC shall invest an equivalent of RMB 25,000,000 of US dollars to Deyufarm. Before or in the meantime that SBCVC completes such investment to Deyufarm, Longyue shall have invested RMB 35,000,000 to Deyufarm through a capital increase and obtained the relevant capital verification report. Any time within 2 years after completing an investment to Deyufarm, SBCVC has the right to require Deyufarm to repurchase in advance, or Junda or Longyue to purchase part of or all the equity interests of Deyufarm owned by SBCVC. The board of directors of Deyufarm shall be comprised of 3 directors, and Junda, Longyue and SBCVC shall each nominate one director. The board of directors shall nominate a financial administrator agreed to by SBCVC. Forty-eight (48) months after SBCVC completes its investment in Deyufarm, the parties shall consummate a qualified IPO of Deyufarm.

On February 25, 2011, Deyufarm received an additional capital injection of $4,495 (RMB 28,782) from SBCVC for 0.02% of Deyufarm's equity interest.

After the above two capital injections, SBCVC, Junda and Longyue currently own 35.71%, 14.29% and 50% of the equity interests in Deyufarm, respectively.  The total registered capital of Deyufarm increased from $6,688,635 (RMB 5,000,000) to $10,493,516 (RMB 70,000,000). SBCVC’s 35.71% equity interest in Deyufarm constitutes “nncontrolling interest” under FASB ASC Topic 810. Net loss attributable to noncontrolling interest was $841,530 for the three months ended June 30, 2011, and $985,713 for the six months ended June 30, 2011.  As of June 30, 2011, the equity balance of noncontrolling interest was $2,047,661.

Details of our subsidiaries and variable interest entities subject to consolidation are as follows:

Name of Subsidiary	Domicile and Date of Incorporation	Registered Capital	Percentage of Ownership	Principal Activities
City Zone Holdings Limited (“City Zone”)	British Virgin Islands, July 27, 2009	$20,283,581	100%	Holding company of Most Smart

Most Smart International Limited (“Most Smart”)	Hong Kong, March 11, 2009	$1	100%	Holding company of Shenzhen Redsun

Redsun Technology (Shenzhen) Co., Ltd. (“Shenzhen Redsun”)	The PRC, August 20, 2009	$30,000	100%	Holding company of Shenzhen JiRuHai

Shenzhen JiRuHai Technology Co., Ltd. (“Shenzhen JiRuHai”)	The PRC, August 20, 2009	$14,638	100%	Holding company of Beijing Detian Yu

Detian Yu Biotechnology (Beijing) Co., Ltd. (“Detian Yu”)	The PRC, November 30, 2006	$7,637,723	100%	Wholesale distribution of simple-processed and deep-processed packaged food products and staple food. Holding company of the following first six entities.

Jinzhong Deyu Agriculture Trading Co., Ltd. (“Jinzhong Deyu”)	The PRC, April 22, 2004	$1,492,622	100%	Organic grains preliminary processing and wholesale distribution.

Jinzhong Yongcheng Agriculture Trading Co., Ltd. (“Jinzhong Yongcheng”)	The PRC, May 30, 2006	$288,334	100%	Corns preliminary processing and wholesale distribution.

Jinzhong Yuliang Agriculture Trading Co., Ltd. (“Jinzhong Yuliang”)	The PRC, March 17, 2008	$281,650	100%	Corns preliminary processing and wholesale distribution.

Tianjin Detian Yu Food Co., Ltd. (“Tianjin Detian Yu”)	The PRC, June 21, 2011	$1,544,497	100%	Wholesale distribution of simple-processed and deep-processed packaged food products and staple food.

Beijing Jundaqianyuan Investment Management Co., Ltd. (“Junda”)	The PRC, June 13, 2010	$14,637	Variable interest	Shareholding of Deyufarm (14.29%)

Jinzhong Longyue Investment Consultancy Services Co., Ltd. (“Longyue”)	The PRC, June 2, 2010	$4,393	Variable interest	Shareholding of Deyufarm (50%)

Deyufarm Innovation Food (Beijing) Co., Ltd. (“Deyufarm”)	The PRC, June 13, 2010	$10,493,516	Variable interest	Wholesale distribution of packaged food products and instant millet beverage. Holding company of the following two companies.

Sichuan HaoLiangXin Instant Food Co., Ltd. (“HaoLiangXin”)	The PRC, April 25, 2008	$1,202,460	Variable interest	Manufacturing and wholesale distribution of instant grain vermicelli and buckwheat tea products.

Beijing Xinggu Deyufarm Food Co., Ltd. (“Xinggu Deyufarm”)	The PRC, November 25, 2010	$1,515,152	Variable interest	Manufacturing of instant grain vermicelli products.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of June 30, 2011, $4,641,448 of cash was restricted as a pledge for $15,471,494 (RMB 100,000,000) of notes payable obtained from Jinzhong City Commercial Bank at ZhongDu branch in April 2011, $2,970,527 of cash was restricted as a pledge for $5,941,053 (RMB 38,400,000) of notes payable obtained from Jinzhong City Commercial Bank at Dongshun branch in April 2011, and $2,577,551 of cash was restricted as a pledge for $5,155,102 (RMB 33,320,000) of notes payable obtained from Jinzhong City Commercial Bank at Dongshun branch in May 2011.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed.  We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves.  As of June 30, 2011 and December 31, 2010, there were no customers with accounts receivable greater than six months past due.

Inventories

The Company's inventories are stated at lower of cost or market.  Cost is determined on moving-average basis.  Costs of inventories include purchase and related costs incurred in delivering the products to their present location and condition.  Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions.  Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if valuation allowance is required.  As of June 30, 2011 and December 31, 2010, management had identified no material slow-moving or obsolete inventory.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Property, plant, and equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized.  When property, plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

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

Goodwill and intangible assets

Goodwill is calculated as the purchase premium after adjusting for the fair value of net assets acquired.  Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the reporting unit level.  A reporting unit, as defined under applicable accounting guidance, is a business segment or one level below a business segment.  Under applicable accounting guidance, the goodwill impairment analysis is a two-step test.  The first step of the goodwill impairment test involves comparing the fair value of each reporting unit with its carrying amount including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, the second step must be performed to measure potential impairment.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated possible impairment.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  Measurement of the fair values of the assets and liabilities of a reporting unit is consistent with the requirements of the fair value measurements accounting guidance, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The adjustments to measure the assets, liabilities, and intangibles at fair value are for the purpose of measuring the implied fair value of goodwill and such adjustments are not reflected in the consolidation balance sheet.  If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment.  If the goodwill assigned to a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.  An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit.  An impairment loss establishes a new basis in the goodwill and subsequent reversals of goodwill impairment losses are not permitted under applicable accounting guidance.  In 2010, goodwill was tested for impairment and it was determined that goodwill was not impaired as of December 31, 2010.  No indication of impairment was noted by management as of June 30, 2011.

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

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded.  The estimates are based on historical sales returns, analysis of credit memo data, and other factors known at the time.  Commencing from year 2010, the Company’s general policy is to terminate the offering of sales discounts to customers.  However, the Company may offer sales discounts as incentive for early payments from customers, although those should be infrequent.  For the six months ended June 30, 2011 and 2010, sales discounts were $58,912 and $392,000, respectively.

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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the six months ended June 30, 2011 were $1,492,256.  Advertising costs for the six months ended June 30, 2010 were not material.

Research and development

The Company expenses its research and development costs as incurred.  No material research and development costs were recorded for the six months ended June 30, 2011 and 2010.

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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Foreign currency translation and comprehensive income

U.S. GAAP requires that recognized revenue, expenses, gains and losses be included in net income.  Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  The functional currency of the Company is RMB.  The unit of RMB is in Yuan.  Translation gains are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.

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

In May 2011, FASB issued an amendment (ASU No. 2011-04) to Fair Value Measurement (ASC Topic 820).  In 2006, the FASB and the International Accounting Standards Board (IASB) published a Memorandum of Understanding, which has served as the foundation of the Board’s efforts to a common set of high quality global accounting standards.  Consistent with the Memorandum of Understanding and the Board’s commitment to achieving the goal, the amendments in this Update are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS.  The adoption of this guidance had no impact on our consolidated financial position or results of operations

In May 2011, FASB issued an amendment (ASU No. 2011-05) to Comprehensive Income (ASC Topic 220).  The amendment require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  The Company had adopted this guidance to our consolidated financial statements as of and for the period ended June 30, 2011.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3.	CONSOLIDATION OF VARIABLE INTEREST ENTITIES

Effective November 16, 2010, the Company included in its consolidated financial statements, the net assets of Junda and Longyue, and their majority-owned and wholly-owned subsidiaries, including Deyufarm, HaoLiangXin and Xinggu Deyufarm, pursuant to the rights and obligations conveyed by the variable interests resulting in the Company absorbing a majority of Junda’s and Longyue’s expected losses and receiving their expected residual returns.  In accordance with ASC 810, “Consolidation”, the net assets of Junda and Longyue were initially measured at their carrying amounts at the date the requirements of the VIE substance first apply.  Carrying amounts refers to the amounts at which the assets and liabilities would have been carried in the consolidated financial statements if the VIE accounting guidance had been effective when the reporting entity first met the conditions to be the primary beneficiary.  The operating results of Junda and Longyue were included in the consolidated income statements of the Company from the effective date of consummating variable interests.

Selected information of the combined balance sheets of Junda and Longyue, including their wholly-owned subsidiaries, as of June 30, 2011 and December 31, 2010, and the combined results of the operations for the six months ended June 30, 2011 and for the period from November 16, 2010 to December 31, 2010 are summarized as follows:

Junda & Longyue Consolidated & Combined	June 30, 2011	December 31, 2010
Combined Assets (1)
Cash and cash equivalents	$50,089	$489,886
Accounts receivable	1,635,573	5,493
Inventories	1,000,458	1,817,506
Advance to suppliers	442,561	2,418,459
Prepaid expense	582,424	895,081
Fixed assets and construction-in-progress	2,886,610	830,948
Deferred tax assets	232,408	251,632
All other assets	172,614	87,907
Total	$7,002,738	$6,796,912

Combined Liabilities (1)
Accounts payable	$1,368,444	$343,944
Accrued expenses	292,284	327,959
Due to related parties	13,150,770	8,030,303
Loan from unrelated parties	-	2,734,309
All other liabilities	3,235,503	218,400
Total	$18,047,000	$11,654,915

	Six Months Ended June 30, 2011	Period from November 16, 2010 to December 31, 2010
Net sales	$7,443,120	$4,000,749
Net loss	(3,568,143)	(756,480)

(1) Total assets and liabilities of the combined VIEs are reported net of intercompany balances that have been eliminated in the Company’s consolidation.

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

(2) The variance of $50,387 as compared to the $1,074,359 recorded in the Company’s consolidated balance sheet as of June 30, 2011 was mainly the effect of foreign currency translation.

NOTE 4.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30,	December 31,
	2011	2010
Accounts receivable	$26,688,021	$11,166,452
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$26,688,021	$11,166,452

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.	INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
	2011	2010
Raw materials	$12,488,716	$934,681
Work in process	264,864	421,858
Finished goods	31,662,012	16,812,946
Supplies	418,674	190,020
Inventory Reserve	(31,981)	-
Total	$44,802,285	$18,359,505

NOTE 6.	PREPAID EXPENSES

Prepaid expenses consisted of the following:

	June 30,	December 31,
	2011	2010
Deductible value-added taxes (VAT)	$2,625,053	$1,308,220
Prepaid advertisement	101,854	643,011
Prepaid rent	220,834	180,314
Prepaid bank loan guarantee fee	177,278
Prepayment for equipment	20,074	7,576
Prepaid other expenses	63,376	80,211
Total	$3,208,469	$2,219,332

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2011	2010
Automobiles	$857,183	$933,878
Buildings	7,440,293	1,659,116
Office equipment	652,741	447,602
Machinery and equipment	4,406,167	2,786,421
Furniture and fixtures	49,046	58,837
Leasehold Improvement	34,656	-
Total cost	13,440,086	5,885,854
Less: Accumulated depreciation	(1,703,305)	(1,259,850)
Property, plant, and equipment, net	$11,736,781	$4,626,004

The buildings owned by the Company located in Jinzhong, Shanxi Province, China are used for production, warehousing and offices for our grains business.  The building structure is mainly constructed of light steel and bricks.  During the year ended December, 31 2009, the Company observed a significant decrease in the construction cost of such property structure during its annual impairment testing of long-lived assets.  While future estimated operating results and cash flows are considered, the Company eventually employed the quoted replacement cost of the buildings as comparable market data.  As a result of this analysis, the Company concluded that the carrying amount of the buildings exceeded their appraised fair value, and recorded an impairment of $556,312 for the year ended December 31, 2009.  These charges are classified in the caption “other expenses” within operating expenses.

The construction of a warehousing, processing, and logistics center of Jinzhong Yongcheng (the “Yongcheng Plant”) was completed during the quarter ended June 30, 2011.  Cost of the six (6) warehouses (total 9,525 square meters), one office building (3,860 square meters), and a processing center with five (5) cylinder storages in the amount of RMB 30.1 million ($4.7 million) of the Yongcheng Plant was reclassified from Construction-in-Progress to Property, Plant and Equipment upon the construction completion as of June 30, 2011.  Cost of the land use rights in the amount of RMB 15 million ($2,395,439) of the Yongcheng Plant was reclassified from Construction-in-Progress to Intangible Assets upon the construction completion as of June 30, 2011 (see Note 9).  Depreciation of the warehouses, office building, and processing center will commence in July 2011.

Depreciation expense for the six month periods ended June 30, 2011 and 2010 was $412,111 and $191,086, respectively.

NOTE 8.	CONSTRUCTION-IN-PROGRESS

Construction-in-progress consisted of the following:

	June 30,	December 31,
	2011	2010
Reconstructing of Gas Burning System	$76,274	$-
Construction of Jinzhong processing and storage center	-	6,732,189
Remodeling of Beijing Pinggu factory and warehouse	-	492,315
Total cost	$76,274	$7,224,504

The Jinzhong processing and storage center and Jinzhong factory heating system located in Jinzhong City, Shanxi Province, PRC are completed and transferred to fixed assets and land use rights for $4.7 million and $2.3 million as of June 30, 2011.

The Reconstructing of Gas Burning System is located in Pinggu District, Beijing, PRC leased by Xingu Deyufarm under an operating lease agreement.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2011	2010
Software-ERP System and B2C platform	$1,005,647	$-
Land use rights	2,395,439	74,715
Less: Accumulated amortization	(124,997)	(74,715)
	$3,276,089	$-

According to government regulations of the PRC, the PRC Government owns all land.  The Company leases and obtains a certificate of right to use the industrial land of 11,667 square meters with the PRC Government in Jingzhong, Shanxi Province where Jinzhong Deyu’s buildings and production facility are located at.  The term of the right is four to five years and renewed upon expiration.  The right was fully amortized as of December 31, 2010 using the straight-line method.  The term of the right was for the period from March 14, 2007 to March 14, 2011.  The Company has been in the process of renewing the land use right certificate since the expiration date.  According to a Certification issued by the Jinzhong Municipal Bureau of Land and Resources on March 30, 2011, Jinzhong Deyu holds the legal title of the land use rights during the period of the renewal process.

The construction of a warehousing, processing, and logistics center of Jinzhong Yongcheng (the “Yongcheng Plant”) was completed during the quarter ended June 30, 2011.  Cost of the six (6) warehouses (total 9,525 square meters), one office building (3,860 square meters), and a processing center with five (5) cylinder storages in the amount of RMB 30.1 million ($4.7 million) of the Yongcheng Plant was reclassified from Construction-in-Progress to Property, Plant and Equipment upon the construction completion as of June 30, 2011 (see Note 7).  Cost of the land use rights in the amount of RMB 15 million ($2,395,439) of the Yongcheng Plant was reclassified from Construction-in-Progress to Intangible Assets upon the construction completion as of June 30, 2011.  The industrial land underlying the certificate of the land use rights is 46,860 square meters under the title of Jinzhong Deyu.  The term of the rights is fifty (50) years starting from November 26, 2010 to November 25, 2060.  The right will be amortized using the straight-line method over 49.40 years, the remaining term of the land use rights after the construction completion starting from July 2011.

Amortization expense for the six months ended June 30, 2011 was $49,711, mainly related to the ERP system and B2C platform.

NOTE 10.	OTHER ASSETS

Other assets consisted of the following:

	June 30,	December 31,
	2011	2010
Prepaid for acquisition of farmland use rights	$7,215,286	$7,066,061
Timber, timberland, and farmland use rights	1,591,392	1,558,479
Net deferred tax assets – noncurrent	1,587,282	908,332
Installment payment for ERP system	-	984,848
Others	-	35,608
Total cost	$10,393.960	$10,553,328

On September 30, 2010 and December 20, 2010, we entered into Farmland Transfer Agreements with Shanxi Jinbei Plant Technology Co., Ltd. for the transfer of land use rights (the “Rights”) consisting of 53,000 mu (equivalent to 8,731 acres) and 52,337 mu (equivalent to 8,615 acres), respectively.  We paid RMB 19,415,000 (approximately $2,900,000) and RMB 27,221,000 (approximately $4,066,000) in September 30, 2010 and December 20, 2010, respectively.  The variance in the balance denominated in US Dollars as of June 30, 2011 was the effect of foreign currency translation.  Pursuant to the agreement and the terms of the original land use right certificates, the Rights will continue for 43 years (on average).  The land will be used for agricultural planting of corn and grains.  As of June 30, 2011, the title transfer of the Rights was still in the process.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The cost of timber, timberland and farmland amounted to RMB 10,285,960 ($1,591,392 and $1,558,479 as of June 30, 2011 and December 31, 2010, respectively).  The variance in the balances denominated in US Dollars was the effect of foreign currency translation.  According to government regulations of the PRC, the PRC Government owns all timberland and farmland.  The Company leases and obtains a certificate of right to use farmland of approximately 1,605 acres (or 10,032 mu) for the period from August 2005 to December 2031.  For the same farmland, the Company obtained a certificate of the right to timber and 896 acres (or 5,600 mu) of timberland for the period from August 2006 to August 2028.  Timber mainly includes pine trees and poplar trees.  These timber, timberland and farmland were not for operating use or intended for sale.  Based on management’s assessment, there was no impairment for the periods ended June 30, 2011 and December 31, 2010.

NOTE 11.	SHORT-TERM LOANS

Short-term loan consisted of the following:

	June 30,	December 31,
	2011	2010
Bank loan payable to Bank of Communications, bearing interest at a floating rate of prime rate plus 30% of prime rate, of which prime rate was based on one-year loan interest rate released by The People's Bank of China. The term of the loan started from May 10, 2011 with maturity date on May 9, 2012. The loan was obtained by Detain Yu and guaranteed by Zhongyuan Guoxin Credit Guarantee Co., Ltd., Wenjun Tian and Jianming Hao for a period of one year starting from May 10, 2011.	$7,735,747	$-

The loan was obtained by Jinzhong Deyu from Jinzhong Kun Sheng Trading Co., Ltd., an unrelated party. It was unsecured and bearing no interest for the period of April 1 to September 30, 2011 and due October 7, 2011.	4,950,878	-

Loan payable to Hangzhou TianCi Investment Management Co., Ltd., an unrelated party. The loan was unsecured, bearing no interest and no due date was specified.	56,781	55,606

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
This loan was paid off on May 11, 2011.
	-	1,287,879

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30,	December 31,
	2011	2010
Bank loan payable to Shanxi Province Rural Credit Union, bearing interest at a floating rate of prime rate plus 107.00% of prime rate, of which prime rate was based on six-month-to-one-year loan interest rate released by The People's Bank of China and due January 13, 2011.  The use of proceeds from the loan is restricted for purchase of corns.  The loan was obtained by Jinzhong Yongcheng and guaranteed by Jinzhong Deyu and Jinzhong Yuliang for a period of two years starting from January 13, 2011.  In January 2011, the Company entered into an agreement with bank with an extension for the bank loan.  The new term of bank loan is from January 14, 2011 to June 11, 2011.  The adjustable interest rate is a rate per annum equal to the Prime Rate plus 107 percentage points of prime rate. The prime rate is based one-to-three-year loan interest rate released by The People's Bank of China.  Jinzhong Deyu and Jinzhong Yuliang remain providing guarantees on the loan for a period of two years starting from June 11, 2011.  This loan was paid off on May 11, 2011.
	-	1,287,879

Total	$12,743,406	$2,631,364

NOTE 12.	NOTES PAYABLE

	June 30,	December 31,
	2011	2010
Bank notes payable to Shanxi Stored Grain Purchase-Sell of China Co., Ltd. issued by Jinzhong City Commercial Bank at ZhongDu branch, bearing no interest with 0.05% finance charge. This note is for April 8, 2011 through October 8, 2011. The note was obtained and issued by Jinzhong Yuliang and guaranteed by Wenjun Tian.	$15,471,494	$-

Bank notes payable to Taigu Yonghe Grain Trading Co., Ltd. issued by Jinzhong City Commercial Bank at Dongshun branch, bearing no interest with 0.05% finance charge. This note is for April 13, 2011 through October 12, 2011. The note was obtained and issued by Jinzhong Deyu and guaranteed by Wenjun Tian.	5,941,053	-

Bank notes payable to Taigu Yonghe Grain Trading Co., Ltd. issued by Jinzhong City Commercial Bank at Dongshun branch, bearing no interest with 0.05% finance charge. This note is for May 4, 2011 through November 4, 2011. The note was obtained and issued by Jinzhong Deyu and guaranteed by Wenjun Tian.	5,155,102	-

Total	$26,567,649	$-

NOTE 13.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
	2011	2010
Accrued VAT and other taxes	$57,582	$888,542
Accrued payroll	373,592	332,059
Others	183,458	398,585
Total	$614,632	$1,619,186

NOTE 14.	INCOME TAXES

United States

The Company is incorporated in the United States of America and is subject to the U.S. federal and state taxation.  No provision for income taxes have been made as the Company has no taxable income in the U.S.  The applicable income tax rate for the Company for the six months ended June 30, 2011 and 2010 was 34%.  No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

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

The People’s Republic of China (PRC)

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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The provision for income taxes from continuing operations on income consists of the following for the six months ended June 30, 2011 and 2010:
	For the Six Months Ended June 30,
	2011	2010
Current income tax expense (benefit)
U.S.	$-	$-
PRC	-	-
Total current expense (benefit)	$-	$-

Deferred income tax expense (benefit)
U.S.	$-	$-
PRC	(488,208)	-
Total deferred expense (benefit)	$(488,208)	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate for the three months ended June 30, 2011 and 2010:

	2011	2010
Expected U.S. income tax expense	34.0%	34.0%
Increase (decrease) in taxes resulting from:
Tax-exempt income	(77.9)%	(35.4)%
Foreign tax differential	10.1%	0.4
Change in U.S. federal valuation allowance	22.9%	1.1
Intercompany elimination	0.5%	-
Other	0.6%	-
Total income tax benefit	(9.8)%	-

Significant components of the Company’s net deferred tax assets as of June 30, 2011 and December 31, 2010 are presented in the following table:

	June 30, 2011	December 31, 2010
Deferred tax assets
Net operating loss carryforwards (NOL)	$2,068,539	$1,458,421
Share-based compensation	298,703	197,126
Gross deferred tax assets	2,367,242	1,655,547
Less: Valuation allowance	(659,377)	(466,649)
Total deferred tax assets, net	$1,707,865	$1,188,898

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 15.	SHAREHOLDERS’ EQUITY

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

On April 27, 2010, the (the “Closing Date”), we entered into a Share Exchange Agreement (“Exchange Agreement”) by and among (i) City Zone, (ii) City Zone’s shareholders, (iii) us, and (iv) our principal stockholders.  Pursuant to the terms of the Exchange Agreement, Expert Venture Limited and the other City Zone Shareholders will transfer to us all of the shares of City Zone in exchange for the issuance of 8,736,932 shares of our common stock as set forth in the Exchange Agreement, so that Expert Venture and other minority shareholders of City Zone shall own at least a majority of our outstanding shares.

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

Immediately after the Share Exchange, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”) for the issuance and sale in a private placement of 1,866,174 Units, consisting of 1,866,174 shares of our Series A Convertible Preferred Stock, par value $0.001 per share (the “Investor Shares”) and Series A Warrants to purchase up to 746,479 shares of our Common Stock (the “Warrants”), for aggregate gross proceeds of $8,211,166 (the “Private Placement”).  In connection with the Private Placement, we also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, in which we agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for resale the Investor Shares, within 60 calendar days of the Closing Date of the Private Placement, and to use our best efforts to have the Registration Statement declared effective within 180 calendar days of the Closing Date of the Private Placement.  On October 21, 2010, the SEC declared our Form S-1 effective.

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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Series A Convertible Preferred Stock

The holders of Series A Convertible Preferred Shares (“Series A Preferred”) are entitled to receive cumulative dividends in preference to the holders of common stock at an annual rate of 5% of the applicable per Series A Preferred original purchase price (the “Dividend Preference” and the “Dividends”).  If, after the Dividend Preference has been fully paid or declared and set apart, the Company shall make any additional distributions, then the holders of Series A Preferred shall participate with the holders of common stock on an as-converted basis with respect to such distributions.  Dividends are payable in cash or shares of Series A Preferred, at the Company’s option.

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

There were 982,362 Series A Warrants sold together with the Series A Preferred to the Investors, which:

(a)	entitle the holder to purchase 1 share of common stock;
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

	Series A Preferred	Paid-in Capital Warrants	Total
Fair values of financial instruments	$10,248,092	$1,039,978	$11,288,070

Gross proceeds	$9,810,227	$995,523	$10,805,750
Direct financing costs	(1,581,550)	(161,443)	(1,742,993)
Fair value of placement agent warrants	—	187,366	187,366
	$8,228,677	$1,021,446	$9,250,123

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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

These fair values were necessary to develop relative fair value calculation for allocations of certain elements of the financing arrangement, principally proceeds and the related direct financing costs.  The following tables reflect assumptions used to determine the fair value of the Series A Preferred:

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

•
Stock price- Given that management did not believe our trading market price was indicative of the fair value of our common stock at the measurement date, the common stock price value was derived implicitly from an iterative process based upon the assumption that the consideration of the Private Placement was the result of an arm’s length transaction. The Private Placement was composed of Series A Preferred and Series A Warrants which were both indexed to our common stock; accordingly, we used an iterative process to determine the value of our common stock in order for the fair value of the Series A Preferred and Series A Warrants to equal the amount of consideration received in the Private Placement.

•	Dividend horizon- We estimated the horizon for dividend payment at 2 years.

•
WACC- The rates utilized to discount the cumulative dividend cash flows to their present values were based on a weighted average cost of capital of 18.94% and 18.60% as of April 27, 2010 and May 10, 2010, respectively. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require in an investment in companies similar in size and operating in similar markets as Deyu Agriculture Corp.. The cost of equity was determined using a build-up method which begins with a risk free rate and adds expected risk premiums designed to reflect the additional risk of the investment. Additional premiums or discounts related specifically to us and the industry are also added or subtracted to arrive at the final cost of equity rate. The cost of debt was determined based upon available financing terms.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•	Significant inputs and assumptions underlying the model calculations related to the warrant valuations are as follows:

The following tables reflect assumptions used to determine the fair value of the Warrants:

		April 27, 2010		May 10, 2010
	Fair Value Hierarchy Level	Investor warrants	Agent warrants	Investor warrants	Agent Warrants

Indexed shares		746,479	130,632	235,883	41,279
Exercise price		5.06	4.84	5.06	4.84

Significant assumptions:
Stock price	3	3.55	3.55	3.53	3.53
Remaining term	3	5 years	5 years	5 years	5 years
Risk free rate	2	2.39%	2.39%	2.24%	2.24%
Expected volatility	2	45.25%	45.25%	45.47%	45.47%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	There were no Level 1 inputs.

(2)	Level 2 inputs include:

•	Risk-free rate- This rate is based on publicly-available yields on zero-coupon Treasury securities with remaining terms to maturity consistent with the remaining contractual term of the warrants

•
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

•
Stock price- Given that management did not believe our trading market price was indicative of the fair value of our common stock at the measurement date, the stock price was determined implicitly from an iterative process based upon the assumption that the consideration of the Private Placement was the result of an arm’s length transaction.

•	Remaining term- We do not have a history to develop the expected term for our warrants. Accordingly, we have used the contractual remaining term in our calculations.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following is a summary of the status and activity of warrants outstanding as of June 30, 2011:

Outstanding Warrants
Exercise Price	Number of Warrants	Average Remaining Contractual Life
$5.06	982,362	3.84 years
$4.84	171,911	3.84 years
Total	1,154,273

Number of Warrants
Outstanding as of January 1, 2011	1,154,273
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2011	1,154,273

NOTE 16.	SHARE-BASED COMPENSATION

As of June 30, 2011, the Company had one share-based compensation plan as described below.  The compensation cost that had been charged against income for the plan was $275,163 for the six months ended June 30, 2011 and $549,106 for the year ended December 31, 2010.  The related income tax benefit recognized was $298,703 as of June 30, 2011.  A 100% valuation allowance was assessed against the deferred tax assets derived from such tax benefit as of June 30, 2011.

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

•
Risk-free rate- This rate is based on continuous compounding of publicly-available yields on U.S. Treasury securities with remaining terms to maturity consistent with the expected term of the options at the dates of grant.

•
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

A summary of option activity under the Plan as of June 30, 2011, and changes during the six months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding as of January 1, 2011	971,000	$4.40	-
Granted	-	-	-
Exercised	-	-	-
Forfeited	(25,000)	4.40	-
Outstanding as of June 30, 2011	946,000	4.40	4.97 years
Exercisable as of June 30, 2011	315,333	4.40	4.68 years
Vested and expected to vest (3)	918,467	4.40	4.96 years

(3) Includes vested shares and unnvested shares after a forfeiture rate is applied.

A summary of the status of the Company’s unvested shares as of June 30, 2011, and changes during the year ended June 30, 2011, is presented below:

Unvested Shares	Shares	Weighted- Average Grant- Date Fair Value
Unvested as of January 1, 2011	647,334	$1,162,373
Granted	-	-
Vested	-	-
Forfeited	(25,000)	(30,274)
Unvested as of June 30, 2011	622,334	$1,132,099

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 17.	RELATED PARTY TRANSACTIONS

Due to related parties

	As of June 30,	As of December 31,
	2011	2010
Advances from -
Dongsheng International Investment Co., Ltd.	$14,110,002	$3,484,848
Jinzhong Xinhuasheng Business Trading Co., Ltd.	3,094,299	3,030,303
Mr. Wenjun Tian	4,022,588	1,515,152
Total	$21,226,889	$8,030,303

Mr. Wenjun Tian, the President and Executive Director of the Company is also the President and Executive Director of Dongsheng International Investment Co., Ltd.  Mr. Hong Wang, a shareholder with over 5% beneficial ownership and a manager of the Company is the President and Executive Director of Jinzhong Xinhuasheng Business Trading Co., Ltd.  Those advances as of June 30, 2011 and December 31, 2010 are unsecured, bear no interest and no due date is specified.

Guarantees

As of June 30, 2011, Zhongyuan Guoxin Credit Guarantee Co., Ltd., Wenjun Tian and Jianming Hao provided guarantees on short-term loans obtained by Detain Yu.  Wenjun Tian provided guarantees on bank notes obtained and issued by Jinzhong Yuliang and Jinzhong Deyu.

As of December 31, 2010, Jinzhong Deyu provided guarantees on short-term loans obtained by Jinzhong Yuliang and Jinzhong Yongcheng.  Jinzhong Yuliang also provided guarantees on a short-term loan obtained by Jinzhong Yongcheng.

NOTE 18.	SEGMENT REPORTING

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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Information about the three reportable segments is presented in the following tables:

Six Months Ended June 30, 2011	Corn Division	Simple- Processed Grain Division	Deep- Processed Grain Division	Others	Total
Revenues from external customers	$55,178,759	$35,505,989	$2,786,788	$-	$93,471,536
Intersegment revenues	5,071,110	18,471	-	-	5,089,580
Interest revenue	-	130	-	64	194
Interest expense	(124,615)	(87,209)	-	-	(211,824)
Net interest (expense) income	(124,615)	(87,079)	-	64	(211,629)
Depreciation and amortization	(84,217)	(316,349)	(49,485)	(11,770)	(461,822)
Noncontrolling interest	-	-	-	985,713	985,713
Segment net profit (loss)	8,914,545	(1,821,820)	(417,560)	(226,125)	6,449,039

Three Months Ended June 30, 2011	Corn Division	Simple- Processed Grain Division	Deep- Processed Grain Division	Others	Total
Revenues from external customers	$34,686,833	$16,613,271	$$739,169	$-	$52,039,273
Intersegment revenues	4,787,259	(4,325)	-	-	4,782,933
Interest revenue	(4,901)	(1,099)	(23)	(198)	(6,221)
Interest expense	(50,237)	(87,209)	-	-	(137,446)
Net interest (expense) income	(45,336)	(86,110)	(23)	(198)	(131,225)
Depreciation and amortization	(34,577)	(159,727)	(23,177)	(5,921)	(223,403)
Noncontrolling interest	-	-	-	841,530	841,530
Segment net profit (loss)	5,322,325	(2,459,960)	16,665	226,765	3,105,794

Six Months Ended June 31, 2010	Corn Division	Simple- Processed Grain Division	Deep- Processed Grain Division	Others	Total
Revenues from external customers	$26,961,513	$5,954,339	$-	$-	$32,915,852
Intersegment revenues	-	-	-	-	-
Interest revenue	2,044	1,416	-	5	3,465
Interest expense	(145,968)	(6,623)	-	-	(152,591)
Net interest expense	(143,924)	(5,207)	-	5	(149,126)
Depreciation and amortization	(83,253)	(103,883)	-	(3,950)	(191,086)
Segment net profit (loss)	4,026,209	1,633,520	-	(216,090)	5,443,639

Three Months Ended June 31, 2010	Corn Division	Simple- Processed Grain Division	Deep- Processed Grain Division	Others	Total
Revenues from external customers	$16,016,871	$2,451,699	$-	$-	$18,468,570
Intersegment revenues	-	-	-	-	-
Interest revenue	1,541	1,007	-	5	2,553
Interest expense	(89,728)	(1,326)	-	-	(91,054)
Net interest expense	(88,187)	(319)	-	5	(88,501)
Depreciation and amortization	(37,110)	(70,032)	-	(3,950)	(111,092)
Segment net profit (loss)	2,498,816	590,791	-	(212,881)	2,876,726

All of our revenues were generated from customers in China.  All long-lived assets are located in China.  The following tables set forth our three major customers in each segment:

% of Gross Sales for the Six Months Ended June 30, 2011
Corn Division :
Taigu Grain Depot	5.1%
Sichuan Guangyuan Tay Grain Depot	4.4%
Shanghai Yihai Trading Co., Ltd.	4.4%
Top Three Customers as % of Total Gross Sales:	13.9%

Simple-Processed Grain Division :
Tianjin Yimingda Grain Division	27.1%
Hebei Zhuoran Agriculture Technology Co., Ltd.	8.2%
Beijing Nianfongliye Trading Co., Ltd.	4.7%
Top Three Customers as % of Total Gross Sales	40.0%

Deep-Processed Grain Division :
Tianjin Yimingda Grain Division	17.1%
Beijing Chaoxinhuiyuan Culture Development Co., Ltd.	13.9%
Jinzhong Xinkeyuan Trading Co., Ltd.	4.0%
Top Three Customers as % of Total Gross Sales:	35.0%

NOTE 19.	SUBSEQUENT EVENTS

On July 18, 2011, Detian Yu Biotechnology (Beijing) Co., Ltd. (“Detian Yu”), a wholly-owned subsidiary of Deyu Agriculture Corp., a Nevada corporation (the “Registrant”), entered into a Collaboration Agreement of Incorporation with Yalin Gu, an individual, pursuant to which Detian Yu shall invest RMB7,000,000 (US$1,083,590), equal to 70% of the total initial registered share capital of, and Yalin Gu shall invest RMB3,000,000 (US$464,400), equal to 30% of the total initial registered share capital of, Hebei YuGu Grain Co., Ltd., a company which shall be incorporated and registered in Gaocheng City of Shijiazhuang, Hebei Province, China for the investment and operation base in a new project in Gaocheng City entitled the “China Grain Trading Center”.  The scope of operation of the new company shall be sales of grains, beans and potatoes and the import and export of goods and technology.  As of the date of this report, such company has no operations.

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

We have experienced high growth in both revenue and net income.  Operating revenue for the year ended December 31, 2010 was $89,175,633, representing a 119% increase from $40,732,447 for the year ended December 31, 2009. Our net income for the year ended December 31, 2010 was $11,502,253, representing a 60% increase from $7,181,132 for the year ended December 31, 2009.  Operating revenue for the six months ended June 30, 2011 was $93,471,536, representing a 184% increase from $32,915,852 for the six months ended June 30, 2010. Our net income for the six months ended June 30, 2011 was $6,449,039, representing a 19% increase from $5,443,639 for the six months ended June 30, 2010.

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

As a result of our recent control agreements whereby we now control Deyufarm, we believe our deep processed grain products would have higher margin products than our rough processed corn if run in full capacity.  As such, we have increased our efforts to enter into supermarkets in tier 1 and tier 2 cities in China.   Additionally, based upon our perceived and historical growing demand for our deep processed grain products, the changing dietary demands, and the increase in health and nutrition consciousness of the Chinese people, we believe we have a unique opportunity to substantially increase our revenues, net income and gross margins.  Management has also begun an initial evaluation of the viability of exporting our deep processed grain products to other countries, such as Japan and the United States, or importing foreign grains or nuts as displayed together with unpacked Chinese grain products within supermarkets.  We believe significant factors that could affect our operating results are the (a) cost of raw materials, (b) prices and margins of our products to our retailers and their markup to the end users, (c) consumer acceptance of our deep processed grain products, (d) general economic conditions in China and (e) the changing dietary habits of the people of China towards our organic food.

On June 16, 2011, Tianjin Detian Yu entered into a Cooperation Agreement (the “Agreement”) with the Administrative Committee of Sino-Singapore Tianjin Eco-city (the “Agency”), the representative organization of the Tianjin Municipal Government. Tianjin Detian Yu exists as a newly formed subsidiary of Detian Yu.  The Agreement provides for a cooperative relationship between Tianjin Detian Yu and the Agency regarding Tianjin Detian Yu’s establishment of its operations in Tianin’s Eco-city, particularly with respect to certain tax arrangements.

Our goal for 2011 is to develop the business model comprised of three major pieces: corn division, simple and deep processed grain divisions, and non-processed and unpacked grains sold in retail stores.  Together that would result in significant growth.  With the funds we received from banks that required to use in purchase of corn, we will not need to shift some capital from corn division to unpacked grain business to grow it.  At the same time, we rely on our strengths, competitive edges and support to our corn customers to keep up the revenues.  On the other hand, all of increased distribution channels and brand name recognition out of sales and marketing initiatives and momentum we gain from simple and deep processed grain products would help tremendously on this unpacked grain business.  In addition, the ERP system we implemented to strength and better our procurement capability and accuracy, particularly for retail side of business, would boost up our flexibility and accuracy to eventually increase our business and quality of accounting and internal control.  Meanwhile, the B2B and B2C E-Commerce we built will further enhance our selling capability which should attract especially our current or new wholesale customers who can register as members by paying membership fees to attain lower pricing.  This initiative would help encourage them to order high volume and help our cash flows at the same time.

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

Goodwill and Intangible Assets

Goodwill is calculated as the purchase premium after adjust for the fair value of net assets acquired.  Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the reporting unit level.  A reporting unit, as defined under applicable accounting guidance, is a business segment or one level below a business segment.  Under applicable accounting guidance, the goodwill impairment analysis is a two-step test.  The first step of the goodwill impairment test involves comparing the fair value of each reporting unit with its carrying amount including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, the second step must be performed to measure potential impairment.

The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated possible impairment.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  Measurement of the fair values of the assets and liabilities of a reporting unit is consistent with the requirements of the fair value measurements accounting guidance, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The adjustments to measure the assets, liabilities, and intangibles at fair value are for the purpose of measuring the implied fair value of goodwill and such adjustments are not reflected in the consolidation balance sheet.  If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment.  If the goodwill assigned to a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.  An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit.  An impairment loss establishes a new basis in the goodwill and subsequent reversals of goodwill impairment losses are not permitted under applicable accounting guidance.  In 2010, goodwill was tested for impairment and it was determined that goodwill was not impaired as of December 31, 2010.  No indication of impairment was noted by management as of June 30, 2011.

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

Our revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded.  The estimates are based on historical sales returns, analysis of credit memo data, and other factors known at the time.  Commencing from year 2010, the Company’s general policy is to terminate the offering of sales discounts to customers. However, the Company may offer sales discounts as incentive for early payments from customers, although those should be infrequent. For the six months ended June 30, 2011 and 2010, sales discounts were $58,912 and $392,000, respectively.

We offer a right of exchange on our grain products sold through our relationships with our network of grocery stores.  The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased.  In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes.  For the six months ended June 30, 2011, the returns of our products were not material.

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

In May 2011, FASB issued an amendment (ASU No. 2011-04) to Fair Value Measurement (ASC Topic 820).  In 2006, the FASB and the International Accounting Standards Board (IASB) published a Memorandum of Understanding, which has served as the foundation of the Board’s efforts to a common set of high quality global accounting standards.  Consistent with the Memorandum of Understanding and the Board’s commitment to achieving the goal, the amendments in this Update are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS.  The adoption of this guidance had no impact on our consolidated financial position or results of operations

In May 2011, FASB issued an amendment (ASU No. 2011-05) to Comprehensive Income (ASC Topic 220).  The amendment require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  The Company had adopted this guidance to our consolidated financial statements as of and for the period ended June 30, 2011.

Results of Operations for the Three Months Ended June 30, 2011 as compared to the Three Months Ended June 30, 2010

	For The Three Months Ended June 30,
	2011	2010	Change	%

Net revenue	$52,039,275	$18,468,570	$33,570,705	182%

Cost of goods sold	(43,138,497)	(13,722,057)	(29,416,440)	214%

Gross Profit	8,900,778	4,746,513	4,154,265	88%

Selling expenses	(3,921,797)	(975,947)	(2,945,850)	302%
General and administrative expenses	(2,260,318)	(709,288)	(1,551,030)	219%
Total Operating Expense	(6,182,115)	(1,685,235)	(4,496,880)	267%

Operating income	2,718,663	3,061,278	(342,615)	(11)%

Interest income	(6,221)	2,553	(8,774)	(344)%
Interest expense	(137,446)	(91,054)	(46,392)	51%
Non-operating income	(40,231)	-	(40,231)	(100)%
Total Other Expense	(183,898)	(88,501)	(95,397)	108%

Income before income taxes	2,534,765	2,972,777	(438,012)	(15)%
Income tax benefit	(138,042)		(138,042)
Net income	2,396,723	2,972,777	(576,054)	(19)%

Add : Net loss attributable to noncontrolling interest	841,530	-	841,530	100%
Net income attributable to Deyu Agriculture Corp.	3,238,253	2,972,777	265,476	9%
Preferred stock dividends	(132,459)	(96,051)	(36,408)	38%

Net income available to common stockholders	$3,105,794	$2,876,726	$229,068	8%

Net Revenue

Our revenue for the three months ended June 30, 2011 was $52.1 million compared with $18.5 million for the three months ended June 30, 2010, an increase of $33.6 million, or 182%, of which $18.7 million was attributable to corn sales, $14.1 million to simple processed grain sales and the remaining $0.8 million from deep processed grain sales.  The following table breaks down the distribution of our sales volume and amount by division and as a percentage of gross sales:

	For the Three Months Ended June 30, 2011					For the Three Months Ended June 30, 2010
	Sales Volume (ton)	Gross Sales	Less Sales Discount	Net Sales	% of total sales	Sales Volume (ton)	Gross Sales	Less Sales Discount	Net Sales	% of total sales
Corn Division	124,919	$34,686,833	$-	$34,686,833	67%	56,036	$16,016,871	$-	$16,016,871	87%
Simple Processed Grain	30,235	16,613,271	-	16,613,271	32%	2,075	2,468,723	(17,024)	2,451,699	13%
Deep Processed Grain		798,081	(58,912)	739,169	1%			-	-	-

Total	155,154	$52,098,185	$(58,912)	$52,039,273	100%	58,111	$18,485,594	$(17,024)	$18,468,570	100%

Revenue from our corn division for the three months ended June 30, 2011 was approximately $34.7 million, an increase of $18.7 million, or approximately 117%, as compared to the same period in 2010.  This growth is attributable to the Company fully taking advantage of its regional strengths and environmental resources in Shanxi Province of mainland China, the strength and capacity of our warehouses, farmland and farmer-agent relationships to provide sufficient, steady and quality supply, and strong procurement of our distribution network and railroad stations.  Increased revenue is also attributable to the Company obtaining sufficient funds from loans and bank notes for corn purchases.

Revenue from our simple processed grain division for the three months ended June 30, 2011 was $16.6 million, an increase of $14.2 million, or 578%, as compared to the same period in 2010.  This increase is mainly attributable to the expansion of our operations, expansion of our sales force, the quality of sales personnel, superior leadership and strategies, strengths and influences derived from increases in our sales channels and retail stores, the quality of products and promotions on our name brand campaign and discounted prices.

Our unpacked grain business, which we deem to be a part of our Simple Processed Grain division which was added during the first quarter 2011, generated revenues of $7.7 million for the three months ended June 30, 2011.  This business had fully taken advantage of retail networks and sales channels to lure customers with selective purchase quantities and grain varieties during the three months ended June 30, 2011.

Another newly-added business in first quarter of 2011, the bulk purchase and wholesale of rice and flour, generated revenue of approximately $8.9 million for the three months ended June 30, 2011.  Since the Company had fully utilized its strengths and resources to develop this business section that comes with low maintenance costs, this section has gradually became a stable part of the Company’s revenue and net income.  We believe this business will gradually develop into and combine with "the China Grain Trading Center" project of Hebei YuGu Grain Co., Ltd., an entity which shall be incorporated by Detian Yu and Yalin Gu as described in Note 19 of the Financial Statements which are made a part of this report.

Revenue from our deep processed grain division for the three months ended June 30, 2011 was $0.8 million.  This division is still in a development stage in terms of business development, product development, market research, branding, consumers’ understanding and acceptance of our products.

Cost of Goods Sold

Cost of goods sold mainly consists of cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and packaging costs.  Cost of goods sold was $43.1 million for the three months ended June 30, 2011, compared to cost of goods sold of $13.7 million for the three months ended June 30, 2010, an increase of $29.4 million, or 214%.  This increase in cost of goods sold is primarily due to the 182% increase in net revenues during the three months ended June 30, 2011.  As a percentage of net revenue, cost of goods sold increased 8.6% to 82.9% for the three months ended June 30, 2011 compared to 74.3% for three months ended June 30, 2010.  This increase in the cost of goods as a percentage of net revenue is attributable to the decreased margin of 16.8% of our corn division and the low margin of 8.8% of our bulk purchase and wholesale of rice and flour division.

Gross Profit

As a result of the increases in net revenues and cost of goods sold, gross profit for the three months ended June 30, 2011 was $8.9 million, compared to gross profit of $4.7 million for the three months ended June 30, 2010, an increase of $4.1 million, or 88%.  Our gross profit margin decreased 8.6% to 17.1% for the three months ended June 30, 2011 as compared to 25.7% for the three months ended June 30, 2010.

The decrease in gross margin was due to the decreasing margin of our corn division of 16.8% and lower margin of 8.8% of our bulk purchase and wholesale of rice and flour division.

Gross margin for our corn division was 16.8% for the three months ended June 30, 2011, compared to 21.6% for the three months ended June 30, 2010.   This lower margin was attributable to price competiveness in the beginning of the harvest season of corn with ample provision in the market. We believe the margin will be improved in following periods with our strengths of inventory quantity, warehousing capacity, improved procurement and security of supply.

Gross margin for our simple-processed grains division was 17.7% for the three months ended June 30, 2011, compared to 52.6% for the three months ended June 30, 2010.  The decrease was mainly attributable to the lower margin of 8.8% our newly added business of bulk purchase/wholesale of rice and flour, and the margin of 27.9% our unpacked grain business sold in supermarkets were included in this division; the fact that consumer agriculture products cannot reflect price increases of purchase costs in time; and the Company discounting some models of products which is in line with our strategy of increasing our market share in the relevant markets.

Our unpacked grain business, which we deem to be a part of our Simple Processed Grain division which was added during the first quarter 2011, generated revenues of $7.7 million for the three months ended June 30, 2011 with gross margins of approximately 27.9%, which was lower than the margin of three months ended March 31, 2011 due to the increase in quantity sold with a higher percentage of non-unique types of grains with lower margins.

An additional newly-added business in first quarter of 2011, the bulk purchase and wholesale of rice and flour, generated revenue of approximately $8.9 million for the three months ended June 30, 2011, having a gross margin of approximately 8.8%.  The margin has been consistent with our margin during the three months ended March 31, 2011.

Gross margin for our deep processed grain division was approximately 18.7% for the three months ended June 30, 2011.  The Company established its deep processed grain division during the second half of 2010 through acquisitions and research and development.  This division is still in the mode of market development. Until now, The Company is still selling with promoted discounting prices in order to enter the market and we lack full scale of production.  For the three months ended June 30, 2011, our new production lines and manufacturing plants were still in the test phase, and most of such products were produced through outsourcing.  All these factors contributed to a weakness of cost controls.  We believe margins will improve only after all of our lines and manufacturing plants are up and running and are more fully developed.

Selling Expenses

Selling expenses increased $3 million, or 302%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.  Expenses increased to $4 million for the three months ended June 30, 2011 from $1 million for the three months ended June 30, 2010.  Such increase is mainly due to a revenue increase of 182% from the three months ended June 30, 2010 to the same period of 2011 for all variable costs of increases.  Some others included a freight cost increase, sales personnel cost an increases associated with increase of sales offices and sales channels, and marketing initiatives and advertisement costs which were non-existent during the second quarter of 2010.  As a percentage of net revenue, selling expenses were 7.6% of net revenue for the three months ended June 30, 2011, an increase of 2.3% from 5.3% of net revenue for the three months ended June 30, 2010.  Compared to 8.1% for three months ended March 31, 2011, as a percentage of revenue, selling expenses decreased to 7.6% for three months ended June 30, 2011.

General and Administrative Expenses

General and administrative expenses increased by $1.5 million to $2.3 million in the three months ended June 30, 2011, or 218%, compared to $0.7 million for the three months ended June 30, 2010.  The increase was attributable to sales activity increases and business expansion.  As a percentage of net revenues, general and administrative expenses were 4.3% and 3.8% for the three months ended June 30, 2011 and June 30, 2010, respectively, which represents an increase of 0.5%.

Such increase is attributable to an increase of professional managers (or higher level) as a result of our Company becoming a public company in the US, including accounting, legal and consulting fees; the increase of rent and utilities mainly due to newly rented offices in Shanxi Province and Beijing; increases in travel and lodging expenses were attributable to increases of sales and business development activities during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

However, as a percentage of revenue, General and administrative expenses  decreased to 4.3% for three months ended June 30, 2011, as compared to 5.5% for three months ended March 31, 2011.

Interest Expense

Interest expense for the three months ended June 30, 2011 was $137,446, compared to interest expense of $91,054 for the comparable period in 2010, an increase of $46,392, or 51%.  This increase was mainly due to a short-term loan increase of $8 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

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

Net Income

Net income was $3.1 million for the three months ended June 30, 2011 compared to $2.9 million for the three months ended June 30, 2010, an increase of $0.2 million or 8%.

Results of Operations for the Six Months Ended June 30, 2011 as compared to the Six Months Ended June 30, 2010

	For The Six Months Ended June 30,
	2011	2010	Change	%

Net revenue	$93,471,536	$32,915,852	$60,555,684	184%

Cost of goods sold	(76,217,423)	(24,658,176)	(51,559,247)	209%

Gross Profit	17,254,113	8,257,676	8,996,437	109%

Selling expenses	(7,295,052)	(1,597,661)	(5,697,391)	357%
General and administrative expenses	(4,546,913)	(971,199)	(3,575,714)	368%
Total Operating Expense	(11,841,965)	(2,568,860)	(9,273,105)	361%

Operating income	5,412,148	5,688,816	(276,668)	(5)%

Interest income	194	3,465	(3,271)	(94)%
Interest expense	(211,824)	(152,591)	(59,233)	39%
Non-operating income	4,746		4,746	100%
Total Other Expense	(206,884)	(149,126)	(57,758)	39%

Income before income taxes	5,205,264	5,539,690	(334,426)	(6)%
Income tax benefit	488,208	-	488,208	100%
Net income	5,693,472	5,539,690	153,782	3%
Add : Net loss attributable to noncontrolling interest	985,713	-	985,713	100%
Net income attributable to Deyu Agriculture Corp.	6,679,185	5,539,690	1,139,495	21%
Preferred stock dividends	(230,146)	(96,051)	(134,095)	140%

Net income available to common stockholders	$6,449,039	$5,443,639	$1,005,400	19%

Net Revenue

Our revenue for the six months ended June 30, 2011 was $93.5 million compared with $32.9 million for the six months ended June 30, 2010, an increase of $60.6 million, or 184%, of which $28.2 million was attributable to corn sales, $29.6 million to simple processed grain sales and the remaining $2.8 million from deep processed grain sales.  The following table breaks down the distribution of our sales volume and amount by division and as a percentage of gross sales:

	For the Six Months Ended June 30, 2011					For the Six Months Ended June 30, 2010
	Sales Volume (ton)	Gross Sales	Less Sales Discount	Net Sales	% of total sales	Sales Volume (ton)	Gross Sales	Less Sales Discount	Net Sales	% of total sales
Corn Division	191,819	$55,178,759	$-	$55,178,759	59%	98,595	$26,961,512	$-	$26,961,512	82%
Simple Processed Grain	43,262	35,505,989	-	35,505,989	38%	5,933	6,346,340	(392,000)	5,954,340	18%
Deep Processed Grain	-	2,845,700	(58,912)	2,786,788	3%	-	-	-	-	-

Total	235,081	$93,530,448	$(58,912)	$93,471,536	100%	104,528	$33,307,852	(392,000)	$32,915,852	100%

Revenue from our corn division for the six months ended June 30, 2011 was approximately $55.2 million, an increase of $28.2 million, or approximately 105%, as compared to the same period in 2010.  This growth is attributable to the Company fully taking advantage of its regional strengths and environmental resources in Shanxi Province of mainland China, the strength and capacity of our warehouses, farmland and farmer-agent relationships to provide sufficient, steady and quality supply, and strong procurement of our  distribution network and railroad stations. Increased revenue is also attributable to the Company obtaining sufficient funds from loans and bank notes for corn purchases.

Revenue from our simple processed grain division for the six months ended June 30, 2011 was $35.5 million, an increase of $29.6 million, or 496%, as compared to the same period in 2010.  This increase is mainly attributable to the expansion of our operations, expansion of our sales force, the quality of sales personnel, superior leadership and strategies, strengths and influences derived from increases in our sales channels and retail stores, the quality of products and promotions on our name brand campaign and discounted prices.

Our unpacked grain business, which we deem to be a part of our Simple Processed Grain division which was added during the first quarter 2011, generated revenues of $13.9 million for the six months ended June 30, 2011.  This business had fully taken advantage of retail networks and sales channels to lure customers with selective purchase quantities and grain varieties during the six months ended June 30, 2011.

Another newly-added business in first quarter of 2011, the bulk purchase and wholesale of rice and flour, generated revenue of approximately $21.6 million for the six months ended June 30, 2011.  Since the Company had fully utilized its strengths and resources to develop this business section that comes with low maintenance costs, this section has gradually became a stable part of the Company’s revenue and net income.  We believe this business will gradually develop into and combine with "the China Grain Trading Center" project of Hebei YuGu Grain Co., Ltd., an entity which shall be incorporated by Detian Yu and Yalin Gu as described in Note 19 of the Financial Statements which are made a part of this report.

Revenue from our deep processed grain division for the six months ended June 30, 2011 was $2.8 million.  This division is still in a development stage in terms of business development, product development, market research, branding, consumers’ understanding and acceptance of our products.

Cost of Goods Sold

Cost of goods sold mainly consists of cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and packaging costs.  Cost of goods sold was $76.2 million for the six months ended June 30, 2011, compared to cost of goods sold of $24.7 million for the six months ended June 30, 2010, an increase of $51.5 million, or 209%.  This increase in cost of goods sold is primarily due to the 184% increase in net revenues during the six months ended June 30, 2011.  As a percentage of net revenue, cost of goods sold increased 6.6% to 81.5% for the six months ended June 30, 2011 compared to 74.9% for six months ended June 30, 2010.  The increase in the cost of goods as percentage of net revenue is attributable to the decreasing margin of 19.8% of our corn division, the low margin of 9.5% of bulk purchase and wholesale of rice and flour division and low margin of 17.5% of our deep processed grain division.

Gross Profit

As a result of the increases in net revenues and cost of goods sold, gross profits for the six months ended June 30, 2011 was $17.3 million, compared to gross profits of $8.3 million for the six months ended June 30, 2010, an increase of $9.0 million, or 109%.  Gross profit margin decreased 6.6% to 18.5% for the six months ended June 30, 2011 as compared to 25.1% for the six months ended June 30, 2010.

The decrease in gross margin was due to the decreasing margin of 19.8% of our corn division, the low margin of 9.5% of bulk purchase and wholesale of rice and flour division and low margin of 17.5% of deep processed grain division.

Gross margin for our corn division was 19.8% for the six months ended June 30, 2011, compared to 21.1% for the six months ended June 30, 2010.  This lower margin was attributable to price competiveness in the beginning of the harvest season of corn with ample provision in the market. We believe the margin will be improved in following periods with our strengths of inventory quantity, warehousing capacity, improved procurement and security of supply.

Gross margin for our simple-processed grains division was 16.5% for the six months ended June 30, 2011, a decrease of 26.8 % from 43.3% for the six months ended June 30, 2010.  The decrease was mainly attributable to the lower margin of 9.5% our newly added business of bulk purchase/wholesale of rice and flour, and the margin of 27.5% our unpacked grain business sold in supermarkets were included in this division; the fact that consumer agriculture products cannot reflect price increases of purchase costs in time; and the Company discounting some models of products which is in line with our strategy of increasing our market share in the relevant markets.

Our unpacked grain business, which we deem to be a part of our Simple Processed Grain division which was added during the first quarter 2011, generated revenues of $13.9 million for the six months ended June 30, 2011 with gross margins of approximately 27.5%.  Higher margins in this section as compared to our other traditional simple processed grain segment are due to selective provisions of unique types of grains to customize product choices demanded by different types of customers for a variety of needs; exclusive rights in most supermarket and the Company taking advantage of procurement, resources of supply, sales channels and name brand effects.

An additional newly-added business in first quarter of 2011, the bulk purchase and wholesale of rice and flour, generated revenue of approximately $21.6 million for the six months ended June 30, 2011, having a gross margin of approximately 9.5%.  The margin has been consistent throughout six months ended June 30, 2011.

Gross margin for our deep processed grain division was approximately 17.54% for the six months ended June 30, 2011.  The Company established its deep processed grain division during the second half of 2010 through acquisitions and research and development.  This division is still in the mode of market development. Until now, The Company is still selling with promoted discounting prices in order to enter the market and we lack full scale of production.  For the six months ended June 30, 2011, our new production lines and manufacturing plants were still in the test phase, and most of such products were produced through outsourcing.  All these factors contributed to a weakness of cost controls.  We believe margins will improve only after all of our lines and manufacturing plants are up and running and are more fully developed.

Selling Expenses

Selling expenses increased $5.7 million, or 357%, to $7.3 million for the six months ended June 30, 2011 as compared to $1.6 million for the six months ended June 30, 2010.  Such increase is mainly due to revenue increase of 184% from the six months ended June 30, 2010 to same period of 2011 for all variable costs of increases.  Other factors include a freight cost increase, sales personnel cost increases associated with increase of sales offices and sales channels, and marketing initiatives and advertisement costs which were non-existent during the same period of 2010.  As a percentage of net revenue, selling expenses were 7.9% of net revenue for the six months ended June 30, 2011, an increase of 3% from 4.9% of net revenue for the six months ended June 30, 2010.

General and Administrative Expenses

The following table breaks down our General and Administrative Expenses:

	For The Six Months Ended June 30,
	2011	2010	Change	%

Payroll, welfare, and bonuses	$2,132,506	$268,684	$1,863,822	694%
Professional service expense	582,292	133,754	448,538	335%
Rent and utilities	579,725	64,551	515,174	798%
Travel and lodging expense	329,312	152,767	176,545	116%
Depreciation & amortization	223,547	61,653	161,894	263%
Office expense	136,970	83,317	53,653	64%
Meals and Entertainment expense	171,454	77,931	93,523	120%
Others	391,107	128,542	262,565	204%
Total	$4,546,913	$971,199	$3,575,714	368%

General and administrative expenses increased by $3.6 million to $4.5 million in the six months ended June 30, 2011, or 368%, compared to $1 million for the six months ended June 30, 2010.  The increase was attributable to sales activity increases and business expansion.  As a percentage of net revenues, general and administrative expenses were 4.9% and 3% for the six months ended June 30, 2011 and June 30, 2010, respectively, which represents an increase of 1.9%.

Such increase is attributable to an increase of professional managers (or higher level) as a result of our Company becoming a public company in the US, including accounting, legal and consulting fees; the increase of rent and utilities mainly due to newly rented offices in Shanxi Province and Beijing; increases in travel and lodging expenses were attributable to increases of sales and business development activities, during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Interest Expense

Interest expense for the six months ended June 30, 2011 was $211,824, compared to interest expense of $152,591 for the comparable period in 2010, an increase of $59,233, or 39%.  This increase was mainly due to short-term loan increase of $8 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Provision for Income Taxes

Under the Enterprise Income Tax (“EIT”) Law of the PRC, the standard EIT rate is 25%.  Our PRC subsidiaries are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.  According to the Tax Pronouncement [2008] No. 149 issued by the State Administration of Tax of the PRC, the preliminary processing industry of agricultural products is entitled to EIT exemption starting January 1, 2008.  Six of the Company’s wholly-owned subsidiaries located in Shanxi Province, including Jinzhong Deyu, Jinzhong Yongcheng, and Jinzhong Yuliang, are subject to the EIT exemption.  All of our other subsidiaries and consolidated VIEs are subject to the 25% EIT rate.  The operations of Detian Yu, Deyufarm, HaoLiangXin and Xinggu Deyufarm commenced late in the second half of 2010 and as a result, those entities had not been in a profitable position during the remainder of 2010 and therefore, were entitled to income tax benefits.

Net Income

Net income, prior to the adjustment for the June 30, 2011 preferred stock dividend, was $6.7 million for the six months ended June 30, 2011 compared to $5.5 million for the six months ended June 30, 2010, an increase of $1.2 million or 21%.

Liquidity and Capital Resources

The following summarizes the key components of our cash flows for the six months ended June 30, 2011 and 2010:

	2011	2010
Net cash (used in) provided by operating activities	$(37,193,808)	$(1,344,143)
Net cash (used in) provided by investing activities	(2,434,703)	(2,450,411)
Net cash provided by (used in) financing activities	42,708,655	10,740,621
Effect of exchange rate change on cash and cash equivalents	73,545	64,128
Net increase in cash and cash equivalents	$3,153,689	$7,010,195

For the six months ended June 30, 2011, net cash used in operating activities totaled approximately $37.2 million, an increase of approximately $35.8 million, or 2,667%, from approximately $1.3 million in the six months ended June 30, 2010.  This decrease is primarily attributable to our ramping up sales activities of both our corn and simple processed grain divisions, particularly on our corn revenue’s substantial growth.  Our corn business requires seed provision and cash payments to farmers and their agents before accounts receivable can be collected through terms with our customers.  This decrease is also attributable to our inventory increase by $25.8 million and our accounts receivable increase by $15.1 million for the six months ended June 30, 2011 as compared to same period ended June 30, 2010.

For the six months ended June 30, 2011, net cash used in investing activities was approximately $2.4 million, a decrease of approximately $0.1 million, or 1%, from approximately $2.5 million in the six months ended June 30, 2010.

Net cash provided by financing activities for the six months ended June 30, 2011 was approximately $42.7 million, an increase of approximately $32 million, or 298%, from approximately $10.7 million in the six months ended June 30, 2010.  This increase of $32 million is primarily attributable to a $12.9 million increase of short-term loans from related parties, an $8 million increase of short-term loans from banks and others, a $26.3 million increase of short-term bank acceptance notes and a $10.1 million increase of cash restricted for short-term bank loans and notes.

We believe that our current levels of cash, cash flows from operations, and bank, related party and unrelated party borrowings will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we may need additional cash resources in the future if we experience changed business conditions or other developments. We may also need additional cash resources in the future if we find and wish to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If we ever determine that our cash requirements exceed our amounts of cash and cash equivalents on hand, we may seek to issue debt or equity securities or obtain a credit facility. Any future issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness could increase our debt service obligations and cause us to be subject to restrictive operating and financial covenants. It is possible that, when we need additional cash resources, financing will only be available to us in amounts or on terms that would not be acceptable to us, if at all.

Summary of Certain Liquidity Events

In connection with an exchange agreement, on April 27, 2010, we issued an aggregate of 8,736,932 shares of our common stock to the shareholders of City Zone.  We received in exchange from the City Zone shareholders 100% of the shares of City Zone, which exchange resulted in City Zone becoming our wholly owned subsidiary.  Immediately after the share exchange, we entered into a purchase agreement with certain accredited investors for the issuance and sale in a private placement of units, consisting of, 2,455,863 shares of our Series A convertible preferred stock and Series A warrants to purchase up to 982,362 shares of our common stock, for aggregate gross proceeds of approximately $10,805,750.

On November 4, 2010, our Board of Directors approved the Company’s 2010 Share Incentive Plan.  Under that Plan, 1,000,000 shares of our common stock shall be allocated to and authorized for use pursuant to the terms of the Plan.  On November 8, 2010, a total of 931,000 non-qualified incentive stock options were approved by our Board of Directors and granted under the Plan to executives, key employees, independent directors, and consultants at an exercise price of $4.40 per share and on December 15, 2010, 40,000 non-qualified incentive stock shares were approved by our Board of Directors and granted under the Plan to a consultant at an exercise price of $4.40 per share, of which shall vest as follows:

33 1/3% of the option grants vested one (1) month after the date of grant;
33 1/3% of the option grants will vest twelve (12) months after the date of grant; and
33 1/3% of the option grants will vest twenty-four (24) months after the date of grant.

On November 5, 2011, we filed a registration statement with the SEC on Form S-8 covering the shares underlying the options set forth above.  As of June 30, 2011, none of the options issued pursuant to the Plan have been exercised.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide this information.

Item 4. Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. At the conclusion of the period ended June 30, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

10.38
Cooperation Agreement, by and between the Administration Committee of Sino-Singapore Tianjin Eco-city and Tianjin Detian Yu (Tianjin) Co., Ltd., dated June 16, 2011 (English translated and Chinese versions) (13)

14.1	Code of Conduct (6)

16.1	Letter from Auditor (11)

21	List of Subsidiaries (12)

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002*

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002*

99.1	Audit Committee Charter adopted August 19, 2010 (6)

(1)	Incorporated by reference to our Form 8-K filed on May 3, 2010.
(2)	Incorporated by reference to our Registration Statement on Form S-1 filed on July 8, 2009.
(3)	Incorporated by reference to our Form 8-K filed on June 4, 2010.
(4)	Incorporated by reference to our Form 8-K filed on June 18, 2010.
(5)	Incorporated by reference to our Form 8-K filed on October 6, 2010.
(6)	Incorporated by reference to our Form S-1/A filed on October 21, 2010.
(7)	Incorporated by reference to our Form S-8 filed on November 5, 2010.
(8)	Incorporated by reference to our Form 8-K filed on November 17, 2010.
(9)	Incorporated by reference to our Form 8-K filed on December 21, 2010.
(10)	Incorporated by reference to our Form 8-K filed on January 10, 2011.
(11)	Incorporated by reference to our Form 8-K filed on May 3, 2010.
(12)	Incorporated by reference to our Form 10-K filed on March 31, 2011
(13)	Incorporated by reference to our Form 8-K filed on June 21, 2011

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

DEYU AGRICULTURE CORP.

Signature	Title	Date

/s/ Jianming Hao	Chief Executive Officer, Principal Executive Officer	August 15, 2011
Jianming Hao

/s/ Charlie Lin	Chief Financial Officer, Principal Financial and Accounting Officer	August 15, 2011
Charlie Lin