Form 10-Q/A
period 2011-06-30
Deyu Agriculture Corp.
filed 2011-09-06
CIK 1467746

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer   ☐         Accelerated Filer   ☐         Non-Accelerated Filer   ☐         Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of August 11, 2011, there were 10,544,774 shares outstanding of the registrant’s common stock.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “10-Q”) is to (1) correct rounding errors and typos of numbers disclosed in the Financial Statements and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, (2) submit every Interactive Data File pursuant to Rule 405 of Regulation S-T and (3) update the dates on Exhibit 31.1, Exhibit 31.2, Exhibit 32.1 and Exhibit 32.2.  No other material changes have been made to the 10-Q, and this Amendment No. 1 has not been updated to reflect events occurring subsequent to the original filing of the 10-Q.

DEYU AGRICULTURE CORP.

AMENDMENT NO. 1

TO

FORM 10-Q

JUNE 30, 2011

DEYU AGRICULTURE CORP AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2011

DEYU AGRICULTURE CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$9,434,993	$6,281,304
Restricted cash	10,189,526	-
Accounts receivable, net	26,688,021	11,166,452
Inventory	44,802,285	18,359,505
Advance to supplier	8,018,557	3,596,991
Prepaid expenses	3,208,469	2,219,332
Other current assets	1,326,701	849,593
Total Current Assets	103,668,552	42,473,177

Property, plant, and equipment, net	11,736,781	4,626,004
Construction-in-progress	76,274	7,224,504
Goodwill	1,074,359	1,052,139
Other assets	10,393,960	10,553,328
Intangible assets, net	3,276,089	-

Total Assets	$130,226,015	$65,929,152

Liabilities and Equity

Current Liabilities
Short-term loans	$12,743,406	$2,631,364
Accounts payable	3,487,477	540,956
Notes payable	26,567,649	-
Advance from customers	7,747,111	6,484,589
Accrued expenses	614,632	1,619,186
Preferred stock dividends payable	214,862	238,620
Due to related parties	21,226,889	8,030,303
Other current liabilities	3,627,327	2,943,681
Total Current Liabilities	76,229,353	22,488,699

Equity
Series A convertible preferred stock, $.001 par value, 10,000,000 shares
authorized, 1,931,088 and 2,106,088 shares outstanding, respectively	1,931	2,106
Common stock, $.001 par value; 75,000,000 shares authorized,
10,544,774 and 10,349,774 shares issued and outstanding, respectively	10,545	10,350
Additional paid-in capital	19,966,266	18,770,230
Other comprehensive income	3,136,086	2,272,633
Retained earnings	28,834,173	22,385,134
Total Stockholders' Equity	51,949,001	43,440,453
Noncontrolling Interest	2,047,661	-
Total Equity	53,996,662	43,440,453

Total Liabilities and Equity	$130,226,015	$65,929,152

DEYU AGRICULTURE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Net revenue	$52,039,275	$18,468,570	$93,471,536	$32,915,852

Cost of goods sold	(43,138,497)	(13,722,057)	(76,217,423)	(24,658,176)

Gross Profit	8,900,778	4,746,513	17,254,113	8,257,676

Selling expenses	(3,921,797)	(975,947)	(7,295,052)	(1,597,661)
General and administrative expenses	(2,260,318)	(709,288)	(4,546,913)	(971,199)
Total Operating Expense	(6,182,115)	(1,685,235)	(11,841,965)	(2,568,860)

Operating income	2,718,663	3,061,278	5,412,148	5,688,816

Interest income	(6,221)	2,553	194	3,465
Interest expense	(137,446)	(91,054)	(211,824)	(152,591)
Non-operating income	(40,231)	-	4,746	-
Total Other Expense	(183,898)	(88,501)	(206,884)	(149,126)

Income before income taxes	2,534,765	2,972,777	5,205,264	5,539,690
Income tax benefit (expense)	(138,042)	-	488,208	-
Net income	2,396,723	2,972,777	5,693,472	5,539,690
Add: Net loss attributable to noncontrolling interest	841,530	-	985,713	-
Net income attributable to Deyu Agriculture Corp.	3,238,253	2,972,777	6,679,185	5,539,690
Preferred stock dividends	(132,459)	(96,051)	(230,146)	(96,051)
Net income available to common stockholders	3,105,794	2,876,726	6,449,039	5,443,639
Foreign currency translation gain	598,679	289,591	969,839	290,171
Comprehensive income	3,704,473	3,166,317	7,418,878	5,733,810
Less: Other comprehensive income attributable to noncontrolling interest	(36,741)	-	(44,071)	-
Comprehensive income attributable to Deyu Agriculture Corp.	$3,667,732	$3,166,317	$7,374,807	$5,733,810

Net income per common share - basic	$0.30	$0.35	$0.61	$0.82

Net income per common share - diluted	$0.26	$0.29	$0.54	$0.74

Weighted average number of common shares outstanding - basic	10,527,356	8,551,428	10,498,724	6,750,718

Weighted average number of common shares outstanding - diluted	12,465,313	10,106,763	12,460,613	7,532,682

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income available to common stockholders	$6,449,039	$5,443,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	461,822	191,086
Share-based compensation	275,163	-
Preferred stock dividends accrued	212,420	96,051
Common stocks issued for services	42,779	-
Reserve for inventory valuation	24,212	-
Deferred income tax benefit	(488,246)	-
Noncontrolling interest	(985,713)	-
Reserve for sales discount	-	389,773
Decrease (increase) in current assets:
Accounts receivable	(15,112,032)	(2,800,806)
Inventories	(25,765,634)	(4,146,551)
Advance to suppliers	(4,296,216)	-
Prepaid expense and other current assets	(1,549,531)	(2,228,742)
Other assets	35,947	-
Increase (decrease) in liabilities:
Accounts payable	2,901,740	1,521,121
Advance from customers	1,112,785	-
Accrued expense and other liabilities	(512,343)	190,287
Net cash used in operating activities	(37,193,808)	(1,344,142)

CASH FLOWS FROM INVESTING ACTIVITIES
Construction and remodeling of factory and warehouses	(708,119)	(1,035,884)
Purchase of machinery and equipment	(1,726,584)	(1,414,526)
Net cash used in investing activities	(2,434,703)	(2,450,410)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term bank acceptance notes	26,265,716	-
Net proceeds of short-term loans from related parties	12,878,950	-
Net proceeds from short-term loans from bank and others	10,054,688	2,007,954
Proceeds from capital contributions	3,823,916	8,771,963
Cash restricted for credit line of bank acceptance notes	(10,073,725)	-
Payment of preferred dividends	(240,890)	-
Net repayments from short-term loans from related parties	-	(39,296)
Net cash provided by financing activities	42,708,655	10,740,621

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	73,545	64,126

NET INCREASE IN CASH & CASH EQUIVALENTS	3,153,689	7,010,195
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	6,281,304	2,562,501
CASH & CASH EQUIVALENTS, ENDING BALANCE	$9,434,993	$9,572,696

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$31	$-
Interest paid	$197,883	$152,591
NONCASH INVESTING AND FINANCING ACTIVITIES:
Construction completed and transferred to property, plant, and equipment	$5,618,908	$-
Construction completed and transferred to land use rights	$2,294,350	$-

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

Selected information of the combined balance sheets of Junda and Longyue, including their wholly-owned subsidiaries, as of June 30, 2011 and December 31, 2010, and the combined results of the operations for the six months ended June 30, 2011 and for the period from November 16, 2010 to December 31, 2010 are summarized as follows:

Junda & Longyue Consolidated & Combined	June 30, 2011	December 31, 2010
Combined Assets (1)
Cash and cash equivalents	$50,089	$489,886
Accounts receivable	1,635,573	5,493
Inventories	1,000,458	1,817,506
Advance to suppliers	442,561	2,418,459
Prepaid expense	582,424	895,081
Fixed assets and construction-in-progress	2,886,610	830,948
Deferred tax assets	232,408	251,632
All other assets	172,614	87,907
Total	$7,002,737	$6,796,912

Combined Liabilities (1)
Accounts payable	$1,368,444	$343,944
Accrued expenses	292,284	327,959
Due to related parties	13,150,770	8,030,303
Loan from unrelated parties	-	2,734,309
All other liabilities	3,235,503	218,400
Total	$18,047,001	$11,654,915

	Six Months Ended June 30, 2011	Period from November 16, 2010 to December 31, 2010
Net sales	$7,443,120	$4,000,749
Net loss	(3,568,143)	(756,480)

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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Information about the three reportable segments is presented in the following tables:

Six Months Ended June 30, 2011	Corn Division	Simple- Processed Grain Division	Deep- Processed Grain Division	Others	Total
Revenues from external customers	$55,178,759	$35,505,989	$2,786,788	$-	$93,471,536
Intersegment revenues	5,071,110	18,471	-	-	5,089,580
Interest revenue	-	130	-	64	194
Interest expense	(124,615)	(87,209)	-	-	(211,824)
Net interest (expense) income	(124,615)	(87,079)	-	64	(211,629)
Depreciation and amortization	(84,217)	(316,349)	(49,485)	(11,770)	(461,822)
Noncontrolling interest	-	-	-	985,713	985,713
Segment net profit (loss)	8,914,545	(1,821,820)	(417,560)	(226,125)	6,449,039

Three Months Ended June 30, 2011	Corn Division	Simple- Processed Grain Division	Deep- Processed Grain Division	Others	Total
Revenues from external customers	$34,686,833	$16,613,271	$739,169	$-	$52,039,273
Intersegment revenues	4,787,259	(4,325)	-	-	4,782,933
Interest revenue	(4,901)	(1,099)	(23)	(198)	(6,221)
Interest expense	(50,237)	(87,209)	-	-	(137,446)
Net interest (expense) income	(45,336)	(86,110)	(23)	(198)	(131,225)
Depreciation and amortization	(34,577)	(159,727)	(23,177)	(5,921)	(223,403)
Noncontrolling interest	-	-	-	841,530	841,530
Segment net profit (loss)	5,322,325	(2,459,960)	16,665	226,765	3,105,794

Six Months Ended June 31, 2010	Corn Division	Simple- Processed Grain Division	Deep- Processed Grain Division	Others	Total
Revenues from external customers	$26,961,513	$5,954,339	$-	$-	$32,915,852
Intersegment revenues	-	-	-	-	-
Interest revenue	2,044	1,416	-	5	3,465
Interest expense	(145,968)	(6,623)	-	-	(152,591)
Net interest expense	(143,924)	(5,207)	-	5	(149,126)
Depreciation and amortization	(83,253)	(103,883)	-	(3,950)	(191,086)
Segment net profit (loss)	4,026,209	1,633,520	-	(216,090)	5,443,639

Three Months Ended June 31, 2010	Corn Division	Simple- Processed Grain Division	Deep- Processed Grain Division	Others	Total
Revenues from external customers	$16,016,871	$2,451,699	$-	$-	$18,468,570
Intersegment revenues	-	-	-	-	-
Interest revenue	1,541	1,007	-	5	2,553
Interest expense	(89,728)	(1,326)	-	-	(91,054)
Net interest expense	(88,187)	(319)	-	5	(88,501)
Depreciation and amortization	(37,110)	(70,032)	-	(3,950)	(111,092)
Segment net profit (loss)	2,498,816	590,791	-	(212,881)	2,876,726

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

Our goal for 2011 is to develop the business model comprised of three major pieces: corn division, simple and deep processed grain divisions, and non-processed and unpacked grains sold in retail stores.  Together we believe that would result in significant growth.  With the funds we received from banks that required to use in purchase of corn, we will not need to shift some capital from corn division to unpacked grain business to grow it.  At the same time, we rely on our strengths, competitive edges and support from our corn customers to keep up the revenues.  On the other hand, our distribution channels and brand name recognition from our sales and marketing initiatives and the momentum we gain from simple and deep processed grain products would help tremendously on this unpacked grain business.  In addition, the ERP system we implemented to strength and better our procurement capability and accuracy, particularly for retail side of business, would boost up our flexibility and accuracy to eventually increase our business and quality of accounting and internal control.  Meanwhile, the B2B and B2C E-Commerce we built will further enhance our selling capability which should attract especially our current or new wholesale customers who can register as members by paying membership fees to attain lower pricing.  This initiative would help encourage them to order high volume and help our cash flows at the same time.

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

Since we have been successful of promoting and selling our products through all of our distribution channels and networks, including B2B and B2C E-Commerce, and our brand names are becoming widely known. To support this growth, the Company has carefully planned to build more warehouses and plants and to acquire companies in the future that either fit in or expand Deyu product lines.  This also helps ease requests by many of our wholesalers and retail stores for providing other non-existing Deyu product lines.  Thus, we plan to make a few strategic acquisitions per year vertically or horizontally to sell either under our own brands name or theirs through our distribution networks.

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

Liquidity and Capital Resources

The following summarizes the key components of our cash flows for the six months ended June 30, 2011 and 2010:

	2011	2010
Net cash (used in) provided by operating activities	$(37,193,808)	$(1,344,142)
Net cash (used in) provided by investing activities	(2,434,703)	(2,450,410)
Net cash provided by (used in) financing activities	42,708,655	10,740,621
Effect of exchange rate change on cash and cash equivalents	73,545	64,126
Net increase in cash and cash equivalents	$3,153,689	$7,010,195

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

On November 4, 2010, our Board of Directors approved the Company’s 2010 Share Incentive Plan.  Under that Plan, 1,000,000 shares of our common stock have been allocated to and authorized for use pursuant to the terms of the Plan.  On November 8, 2010, a total of 931,000 non-qualified incentive stock options were approved by our Board of Directors and granted under the Plan to executives, key employees, independent directors, and consultants at an exercise price of $4.40 per share and on December 15, 2010, 40,000 non-qualified incentive stock shares were approved by our Board of Directors and granted under the Plan to a consultant at an exercise price of $4.40 per share, of which shall vest as follows:

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to its Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

DEYU AGRICULTURE CORP.

Signature	Title	Date

/s/ Jianming Hao	Chief Executive Officer, Principal Executive Officer	September 6, 2011
Jianming Hao

/s/ Charlie Lin	Chief Financial Officer, Principal Financial and Accounting Officer	September 6, 2011
Charlie Lin