Form 10-Q
period 2011-09-30
Deyu Agriculture Corp.
filed 2011-11-14
CIK 1467746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

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

As of November 14, 2011, there were 10,544,774 shares outstanding of the registrant’s common stock.

DEYU AGRICULTURE CORP.

FORM 10-Q

SEPTEMBER 30, 2011

Item 1. Financial Statements

DEYU AGRICULTURE CORP AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

DEYU AGRICULTURE CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Assets	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$25,636,892	$6,155,744
Restricted cash	11,894,011	125,560
Accounts receivable, net	31,164,420	11,166,452
Due from related parties	245,048	-
Inventory	27,202,345	18,359,505
Advance to supplier	3,989,135	3,596,991
Prepaid expenses	2,115,842	2,219,332
Other current assets	1,965,226	849,593
Total Current Assets	104,212,919	42,473,177

Property, plant, and equipment, net	12,970,618	4,626,004
Construction-in-progress	-	7,224,504
Goodwill	1,088,761	1,052,139
Other assets	3,080,706	10,553,328
Intangible assets, net	10,595,776	-

Total Assets	$131,948,780	$65,929,152

Liabilities and Equity

Current Liabilities
Short-term loans	$12,130,292	$2,631,364
Accounts payable	2,963,479	540,956
Notes payable	28,491,690	-
Advance from customers	4,962,281	6,484,589
Accrued expenses	1,654,422	1,619,186
Preferred stock dividends payable	110,429	238,620
Due to related parties	13,679,210	8,030,303
Other current liabilities	4,419,263	2,943,681
Total Current Liabilities	68,411,066	22,488,699

Equity
Series A convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 1,997,467 and 2,106,088 shares outstanding, respectively	1,997	2,106
Common stock, $.001 par value; 75,000,000 shares authorized, 10,544,774 and 10,394,774 shares issued and outstanding, respectively	10,545	10,350
Additional paid-in capital	20,316,201	18,770,230
Other comprehensive income	4,005,787	2,272,633
Retained earnings	36,391,869	22,385,134
Total Stockholders' Equity	60,726,399	43,440,453
Noncontrolling Interest	2,811,315	-
Total Equity	63,537,714	43,440,453

Total Liabilities and Equity	$131,948,780	$65,929,152

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net revenue	$86,625,752	$20,980,077	$180,097,288	$53,895,929
Cost of goods sold	(73,108,061)	(16,102,399)	(149,325,484)	(40,760,575)
Gross Profit	13,517,691	4,877,678	30,771,804	13,135,354

Selling expenses	(3,919,748)	(1,485,481)	(11,214,800)	(3,083,142)
General and administrative expenses	(1,933,506)	(1,077,210)	(6,480,419)	(2,048,409)
Total Operating Expense	(5,853,254)	(2,562,691)	(17,695,219)	(5,131,551)
Operating income	7,664,437	2,314,987	13,076,585	8,003,803

Interest income	31,465	1,600	31,659	5,065
Interest expense	(269,725)	(90,208)	(481,549)	(242,799)
Non-operating income	15,552	14,693	20,298	14,693
Total Other Expense	(222,708)	(73,915)	(429,592)	(223,041)

Income before income taxes	7,441,729	2,241,072	12,646,993	7,780,762
Income tax benefit	444,776	-	932,984	-
Net income	7,886,505	2,241,072	13,579,977	7,780,762
Net (income) loss attributable to noncontrolling interest	(245,406)		740,308	-
Net income attributable to Deyu Agriculture Corp.	7,641,099	2,241,072	14,320,285	7,780,762
Preferred stock dividends	(83,404)	(135,072)	(313,550)	(231,123)
Net income available to common stockholders	7,557,695	2,106,000	14,006,735	7,549,639
Foreign currency translation gain	917,582	930,768	1,887,420	1,220,939
Comprehensive income	8,475,277	3,036,768	15,894,155	8,770,578
Less: Other comprehensive income attributable to noncontrolling interest	(47,881)	-	(91,952)	-
Comprehensive income attributable to Deyu Agriculture Corp.	$8,427,396	$3,036,768	$15,802,203	$8,770,578

Net income per common share - basic	$0.72	$0.21	$1.33	$0.96
Net income per common share - diluted	$0.61	$0.18	$1.15	$0.85
Weighted average number of common shares outstanding - basic	10,544,774	9,999,999	10,514,243	7,854,714
Weighted average number of common shares outstanding - diluted	12,522,039	12,278,700	12,481,313	9,132,073

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income available to common stockholders	$14,006,735	$7,549,639
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & amortization	808,924	346,410
Share-based compensation	412,745	-
Preferred stock dividends accrued	322,180	231,123
Common stocks issued for services	43,050	-
Reserve for inventory valuation	76,963	56,766
Deferred income tax benefit	(935,763)	-
Noncontrolling interest	(740,308)	-
Reserves for sales discount	-	391,419
Decrease (increase) in current assets:
Accounts receivable	(19,251,315)	(4,210,709)
Related-parties trade receivable	(240,574)	-
Inventories	(8,110,577)	(334,486)
Advance to suppliers	(262,070)	(1,642,297)
Prepaid expense and other current assets	(425,777)	78,779
Increase (decrease) in liabilities:
Accounts payable	2,359,813	424,891
Advance from customers	(1,716,107)	1,033,756
Accrued expense and other liabilities	342,060	40,581
Net cash (used in) provided by operating activities	(13,310,021)	3,965,872

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of machinery and equipment	(2,085,122)	(1,898,904)
Construction and remodeling of factory and warehouses	(613,062)	(1,560,055)
Purchase of software and other assets	(52,961)	-
Prepayments for acquisition of farmland use rights	-	(2,852,630)
Net cash used in investing activities	(2,751,145)	(6,311,589)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital contributions	4,309,947	-
Net proceeds from short-term loans from related parties	5,271,373	(146,076)
Cash restricted for credit line of bank acceptance notes	(11,676,877)	-
Release of cash restricted held at a trust account	125,560	-
Payment of preferred dividends	(242,418)	-
Net proceeds from short-term loans from bank	9,235,600	2,012,930
Net proceeds from short-term bank acceptance notes	27,971,554	-
Net proceeds from short-term loan from others	-	(559,674)
Net repayments of short-term loans from related parties	-	-
Proceeds from private placement, net of restricted cash held in escrow	-	8,805,457
Release of restricted cash related to private placement	-	218,119
Net cash provided by financing activities	34,994,739	10,330,756

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	547,575	192,772

NET INCREASE IN CASH & CASH EQUIVALENTS	19,481,148	8,177,811
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	6,155,744	2,562,501
CASH & CASH EQUIVALENTS, ENDING BALANCE	$25,636,892	$10,740,312

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$46	$-
Interest paid	$349,259	$236,616
NONCASH INVESTING AND FINANCING ACTIVITIES:
Construction completed and transferred to property, plant, and equipment	$5,762,034	$-
Obtained certificates of land use rights	$2,308,900	$-

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.	NATURE OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PREPARATION

Deyu Agriculture Corp. (the “Company”), formerly known as Eco Building International, Inc., was incorporated under the laws of the State of Nevada on December 23, 2008.  We completed the acquisition of City Zone Holdings Limited (“City Zone”), an agricultural products distributor in the Shanxi Province of the Peoples Republic of China (the “PRC”) engaged in procuring, processing, marketing, and distributing various grain and corn products, by means of a share exchange, effective April 27, 2010 (the “Share Exchange”).  As a result of the Share Exchange, City Zone became our wholly-owned subsidiary.  We currently conduct our business primarily through the operating PRC subsidiaries, including Jinzhong Deyu Agriculture Trading Co., Ltd. (“Jinzhong Deyu”), Jinzhong Yuliang Agriculture Trading Co., Ltd. (“Jinzhong Yuliang”), Jinzhong Yongcheng Agriculture Trading Co., Ltd. (“Jinzhong Yongcheng”), and Detian Yu Biotechnology (Beijing) Co., Ltd. (“Detian Yu”) and its subsidiaries and variable interest entities.

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

After the above two capital injections, SBCVC, Junda and Longyue currently own 35.71%, 14.29% and 50% of the equity interests in Deyufarm, respectively.  The total registered capital of Deyufarm increased from $6,688,635 (RMB 5,000,000) to $10,493,516 (RMB 70,000,000). SBCVC’s 35.71% equity interest in Deyufarm constitutes “noncontrolling interest” under FASB ASC Topic 810. Net income attributable to noncontrolling interest of Deyufarm was $243,471 for the three months ended September 30, 2011, while it was net loss of $742,242 attributable to noncontrolling interest of Deyufarm for the nine months ended September 30, 2011.  As of September 30, 2011, the equity balance of noncontrolling interest of Deyufarm was $2,989,303.

Details of our subsidiaries and variable interest entities subject to consolidation are as follows:

	Domicile and		Percentage
	Date of	Registered	of
Name of Subsidiary	Incorporation	Capital	Ownership	Principal Activities
City Zone Holdings	British Virgin	$20,283,581	100%	Holding company of Most Smart
Limited ("City Zone")	Islands, July 27, 2009

Most Smart International Limited ("Most Smart")	Hong Kong, March 11, 2009	$1	100%	Holding company of Shenzhen Redsun

Redsun Technology (Shenzhen) Co., Ltd. ("Shenzhen Redsun")	The PRC, August 20, 2009	$30,000	100%	Holding company of Shenzhen JiRuHai

Shenzhen JiRuHai Technology Co., Ltd. ("Shenzhen JiRuHai")	The PRC, August 20, 2009	$14,638	100%	Holding company of Beijing Detian Yu

Detian Yu Biotechnology (Beijing) Co., Ltd. ("Detian Yu")	The PRC, November 30, 2006	$7,637,723	100%	Wholesale distribution of simple-processed and deep-processed packaged food products and staple food. Holding company of the following first six entities.

Jinzhong Deyu Agriculture Trading Co., Ltd. ("Jinzhong Deyu")	The PRC, April 22, 2004	$1,492,622	100%	Organic grains preliminary processing and wholesale distribution.

Jinzhong Yongcheng Agriculture Trading Co., Ltd. ("Jinzhong Yongcheng")	The PRC, May 30, 2006	$288,334	100%	Corns preliminary processing and wholesale

Jinzhong Yuliang Agriculture Trading Co., Ltd. ("Jinzhong Yuliang")	The PRC, March 17, 2008	$281,650	100%	Corns preliminary processing and wholesale distribution.

Tianjin Detian Yu Food Co., Ltd. ("Tianjin Detian Yu")	The PRC, June 21, 2011	$1,544,497	100%	Wholesale distribution of simple-processed and deep-processed packaged food products and staple food.

Hebei Yugu Grain Co., Ltd. ("Hebei Yugu")	The PRC, July 25, 2011	$1,563,824	70%	Wholesale distribution of grain products and operating or acting as an agent of import & export business for grain products.

Beijing Jundaqianyuan	The PRC, June 13, 2010	$14,637	Variable interest	Shareholding of Deyufarm (14.29%)
Investment Management
Co., Ltd. ("Junda")

Jinzhong Longyue Investment Consultancy Services Co., Ltd. ("Longyue")	The PRC, June 2, 2010	$4,393	Variable interest	Shareholding of Deyufarm (50%)

Deyufarm Innovation Food (Beijing) Co., Ltd. ("Deyufarm")	The PRC, June 13, 2010	$10,493,516	Variable interest	Wholesale distribution of packaged food products and instant millet beverage. Holding company of the following two companies.

Sichuan HaoLiangXin Instant Food Co., Ltd. ("HaoLiangXin")	The PRC, April 25, 2008	$1,202,460	Variable interest	Manufacturing and wholesale distribution of instant grain vermicelli and buckwheat tea products.

Beijing Xinggu Deyufarm	The PRC, November 25, 2010	$1,515,152	Variable interest	Manufacturing of
Food Co., Ltd. ("Xinggu				instant grain
Deyufarm")				vermicelli products.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As a result of the financings associated with the reverse merger, we had, as of December 31, 2010, $125,560 in an escrow account held at a trust account managed by K&L Gates, LLP, the Company’s U.S. legal counsel. The use of these funds requires the written approval of our placement agent and us. The funds in the escrow account were designated for certain expenses, such as investor relations, accounting/consulting fees, SEC fees, and stock transfer agent fees. This amount was classified as restricted cash under current assets on our balance sheet as of December 31, 2010, while the restriction has been released in 2011.

As of September 30, 2011, $4,703,669 of cash was restricted as a pledge for $15,678,896 (RMB 100,000,000) of notes payable obtained from Jinzhong City Commercial Bank at ZhongDu branch in April 2011, $3,010,348 of cash was restricted as a pledge for $6,020,696 (RMB 38,400,000) of notes payable obtained from Jinzhong City Commercial Bank at Dongshun branch in April 2011, $2,612,104 of cash was restricted as a pledge for $5,224,208  (RMB 33,320,000) of notes payable obtained from Jinzhong City Commercial Bank at Dongshun branch in May 2011, and $1,567,890 of cash was restricted as a pledge for $1,567,890 (RMB 10,000,000) of notes payable obtained from Bank of Communication at Beijing Gongzhifen branch in May 2011.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed.  We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves.  As of September 30, 2011 and December 31, 2010, there were no customers with accounts receivable greater than six months past due.

Inventories

The Company's inventories are stated at lower of cost or market.  Cost is determined on moving-average basis.  Costs of inventories include purchase and related costs incurred in delivering the products to their present location and condition.  Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions.  Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if valuation allowance is required.  As of September 30, 2011 and December 31, 2010, management had identified and reserved $103,213 and $0 for inventory valuation for changes in price levels.

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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated possible impairment.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  Measurement of the fair values of the assets and liabilities of a reporting unit is consistent with the requirements of the fair value measurements accounting guidance, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The adjustments to measure the assets, liabilities, and intangibles at fair value are for the purpose of measuring the implied fair value of goodwill and such adjustments are not reflected in the consolidation balance sheet.  If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment.  If the goodwill assigned to a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.  An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit.  An impairment loss establishes a new basis in the goodwill and subsequent reversals of goodwill impairment losses are not permitted under applicable accounting guidance.  In 2010, goodwill was tested for impairment and it was determined that goodwill was not impaired as of December 31, 2010.  No indication of impairment was noted by management as of September 30, 2011.

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

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded.  The estimates are based on historical sales returns, analysis of credit memo data, and other factors known at the time.  Commencing from year 2010, the Company’s general policy is to terminate the offering of sales discounts to customers.  However, the Company may offer sales discounts as incentive for early payments from customers, although those should be infrequent.  For the nine months ended September 30, 2011 and 2010, sales discounts were $70,620 and $391,419, respectively.

We offer a right of exchange on our grain products sold through our relationship with grocery store networks.  The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased.  In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes.  For the nine months ended September 30, 2011 and 2010, the returns of our product were not material.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs for the nine months ended September 30, 2011 were $1,348,434.  Advertising costs for the nine months ended September 30, 2010 were not material.

Research and development

The Company expenses its research and development costs as incurred.  No material research and development costs were recorded for the nine months ended September 30, 2011 and 2010.

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

In May 2011, FASB issued an amendment (ASU No. 2011-04) to Fair Value Measurement (ASC Topic 820).  In 2006, the FASB and the International Accounting Standards Board (IASB) published a Memorandum of Understanding, which has served as the foundation of the Board’s efforts to a common set of high quality global accounting standards.  Consistent with the Memorandum of Understanding and the Board’s commitment to achieving the goal, the amendments in this Update are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS.  The adoption of this guidance had no impact on our consolidated financial position or results of operations

In May 2011, FASB issued an amendment (ASU No. 2011-05) to Comprehensive Income (ASC Topic 220).  The amendment require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  The Company had adopted this guidance to our consolidated financial statements as of and for the period ended September 30, 2011.

In September 2011, FASB issued an amendment (ASU No. 2011-08) to Intangibles–Goodwill and Other (ASC Topic 350).  The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4.  If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9.  The Company had adopted this guidance to our consolidated financial statements as of and for the period ended September 30, 2011.

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

Selected information of the combined balance sheets of Junda and Longyue, including their wholly-owned subsidiaries, as of September 30, 2011 and December 31, 2010, and the combined results of the operations for the nine months ended September 30, 2011 and for the period from November 16, 2010 to December 31, 2010 are summarized as follows:

	September 30,	December 31,
Junda & Longyue Consolidated & Combined	2011	2010
Combined Assets (1)
Cash and cash equivalents	$459,900	$489,886
Accounts receivable	2,707,844	5,493
Trade receivable from non-VIE affiliates, net	1,361,022	2,151,942
Inventories	760,032	1,817,506
Advance to suppliers	973,304	2,418,459
Prepaid expense	1,122,381	895,081
Fixed assets and construction-in-progress	3,035,171	830,948
Deferred tax assets	1,240,276	251,632
All other assets	140,305	87,907
Total	$11,800,235	$8,948,854

Combined Liabilities (1)
Accounts payable	$633,659	$343,944
Accrued expenses	411,693	327,959
Due to related parties	8,576,356	8,030,303
Loan from unrelated parties	-	2,734,309
All other liabilities	3,999,158	218,400
Total	$13,620,866	$11,654,915

		Period
		from
	Nine Months	November
	Ended	16, 2010 to
	September 30,	December
	2011	31, 2010
Net sales	$10,073,867	$4,000,749
Net loss	(3,848,373)	(756,480)

(1) Total assets and liabilities of the combined VIEs are reported net of intercompany balances that have been eliminated within the VIEs.  The net balances due from the non-VIEs are presented in “Trade receivable from non-VIE affiliates, net”.

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

(2) The variance of $64,789 as compared to the $1,088,761 recorded in the Company’s consolidated balance sheet as of September 30, 2011 was mainly the effect of foreign currency translation.

The Company is preparing to terminate its control on Junda and Yongyue as well as their subsidiaries (the "VIEs") by cancelling its VIE agreements as described in Note 20.  The long-lived assets, goodwill and intangible assets of the VIEs were tested for impairment and no impairment loss was noted as of September 30, 2011.

NOTE 4.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30,	December 31,
	2011	2010
Accounts receivable	$31,164,420	$11,166,452
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$31,164,420	$11,166,452

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5.	INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2011	2010
Raw materials	$8,711,532	$934,681
Work in process	1,586,049	421,858
Finished goods	16,825,888	16,812,946
Supplies	182,089	190,020
Inventory Reserve	(103,213)	-
Total	$27,202,345	$18,359,505

NOTE 6.	PREPAID EXPENSES

Prepaid expenses consisted of the following:

	September 30,	December 31,
	2011	2010
Deductible value-added taxes (VAT)	$857,113	$1,308,220
Prepaid advertisement	714,960	643,011
Prepaid rent	201,586	180,314
Prepaid bank loan guarantee fee	130,658	-
Prepayment for equipment	-	7,576
Prepaid other expenses	211,525	80,211
Total	$2,115,842	$2,219,332

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2011	2010
Automobiles	$995,673	$933,878
Buildings	8,747,378	1,659,116
Office equipment	527,381	447,602
Machinery and equipment	4,622,282	2,786,421
Furniture and fixtures	64,920	58,837
Leasehold Improvement	35,121	-
Total cost	14,992,755	5,885,854
Less: Accumulated depreciation	(2,022,137)	(1,259,850)
Property, plant, and equipment, net	$12,970,618	$4,626,004

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

The construction of a warehousing, processing, and logistics center of Jinzhong Yongcheng (the “Yongcheng Plant”) was completed in June 2011.  Cost of the six (6) warehouses (total 9,525 square meters), one office building (3,860 square meters), and a processing center with five (5) cylinder storages in the amount of RMB 30.1 million ($4.7 million) of the Yongcheng Plant was reclassified from Construction-in-Progress to Property, Plant and Equipment upon the construction completion as of September 30, 2011.  Cost of the land use rights in the amount of RMB 15 million ($2.4 million) of the Yongcheng Plant was reclassified from Construction-in-Progress to Intangible Assets upon the construction completion as of September 30, 2011 (see Note 9).  Depreciation of the warehouses, office building, and processing center commenced in July 2011.

Depreciation expense for the nine month periods ended September 30, 2011 and 2010 was $707,742 and $346,410, respectively.

NOTE 8.	CONSTRUCTION-IN-PROGRESS

Construction-in-progress consisted of the following:

	September 30,	December 31,
	2011	2010
Construction of Jinzhong processing and storage center	$-	$6,732,189
Remodeling of Beijing Pinggu factory and warehouse	-	492,315
Total cost	$-	$7,224,504

The Jinzhong processing and storage center and Jinzhong factory heating system located in Jinzhong City, Shanxi Province, PRC are completed and transferred to fixed assets and land use rights for $4.7 million and $2.3 million as of September 30, 2011, respectively.

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
	2011	2010
Software-ERP System and B2C platform	$1,037,462	$-
Land use rights	9,663,844	74,715
Less: Accumulated amortization	(105,530)	(74,715)
	$10,595,776	$-

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

The construction of a warehousing, processing, and logistics center of Jinzhong Yongcheng (the “Yongcheng Plant”) was completed in June 2011.  Cost of the six (6) warehouses (total 9,525 square meters), one office building (3,860 square meters), and a processing center with five (5) cylinder storages in the amount of RMB 30.1 million ($4.7 million) of the Yongcheng Plant was reclassified from Construction-in-Progress to Property, Plant and Equipment upon the construction completion as of June 30, 2011 (see Note 7).  Cost of the land use rights in the amount of RMB 15 million ($2.4 million) of the Yongcheng Plant was reclassified from Construction-in-Progress to Intangible Assets upon the construction completion as of September 30, 2011.  The industrial land underlying the certificate of the land use rights is 46,860 square meters under the title of Jinzhong Deyu.  The term of the rights is fifty (50) years starting from November 26, 2010 to November 25, 2060.  The amortization of the land use right was commenced in July, 2011using the straight-line method over 49.40 years.

On September 30, 2010 and December 20, 2010, we entered into Farmland Transfer Agreements with Shanxi Jinbei Plant Technology Co., Ltd. for the transfer of land use rights (the “Rights”) consisting of 53,000 mu (equivalent to 8,731 acres) and 52,337 mu (equivalent to 8,615 acres), respectively.  We paid RMB 19,415,000 (approximately $2,900,000) and RMB 27,221,000 (approximately $4,066,000) in September 30, 2010 and December 20, 2010, respectively.  The variance in the balance denominated in US Dollars as of September 30, 2011 was the effect of foreign currency translation.  Pursuant to the agreement and the terms of the original land use right certificates, the Rights will continue for 43 years (on average).  The land will be used for agricultural planting of corn and grains. We obtained land use rights certificates dated September 6, 2011 evidencing our ownership of those land use rights.  The terms of the rights stated on the certificates averaged 38.39 years, based on which we commenced the amortization of these land use rights from September, 2011.

Amortization expense for the nine months ended September 30, 2011 was $101,183.

NOTE 10.	OTHER ASSETS

Other assets consisted of the following:

	September 30,	December 31,
	2011	2010
Prepaid for acquisition of farmland use rights	$-	$7,066,061
Timber, timberland, and farmland use rights	1,612,725	1,558,479
Net deferred tax assets - noncurrent	1,421,415	908,332
Installment payment for ERP system	-	984,848
Others	46,566	35,608
Total	$3,080,706	$10,553,328

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The cost of timber, timberland and farmland amounted to RMB 10,285,960 ($1,612,725 and $1,558,479 as of September 30, 2011 and December 31, 2010, respectively).  The variance in the balances denominated in US Dollars was the effect of foreign currency translation.  According to government regulations of the PRC, the PRC Government owns all timberland and farmland.  The Company leases and obtains a certificate of right to use farmland of approximately 1,605 acres (or 10,032 mu) for the period from August 2005 to December 2031.  For the same farmland, the Company obtained a certificate of the right to timber and 896 acres (or 5,600 mu) of timberland for the period from August 2006 to August 2028.  Timber mainly includes pine trees and poplar trees.  These timber, timberland and farmland were not for operating use or intended for sale.  Based on management’s assessment, there was no impairment for the periods ended September 30, 2011 and December 31, 2010.

NOTE 11.	SHORT-TERM LOANS

Short-term loan consisted of the following:

	September 30,	December 31,
	2011	2010
Bank loan payable to Bank of Communications, bearing interest at a floating rate of prime rate plus 30% of prime rate, of which prime rate was based on one-year loan interest rate released by The People's Bank of China. As of September 30, 2011, the actual interest rate was 8.5280% for this loan. The term of the loan started from May 10, 2011 with maturity date on May 9, 2012. The loan was obtained by Detain Yu and guaranteed by Zhongyuan Guoxin Credit Guarantee Co., Ltd., Wenjun Tian and Jianming Hao for a period of one year starting from May 10, 2011.	$7,839,448	$-

Bank loan payable to Jinzhong City Yuchi District Rural Credit Union Co., Ltd, bearing interest at a floating rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China.  As of September 30, 2011, the actual interest rate was 15.0840% for this loan.  The term of the loan started from August 8, 2011 with maturity date on August 7, 2012.  The loan was obtained by Jinzhong Deyu and guaranteed by Jinzhong Juntai Automotive Parts Manufacturing Co., Ltd., for a period of two years starting from August 7, 2012.
	1,567,890	-

Bank loan payable to Jinzhong City Yuchi District Rural Credit Union Co., Ltd., bearing interest at a floating rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. As of September 30, 2011, the actual interest rate was 15.0840% for this loan. The term of the loan started from August 9, 2011 with maturity date on August 7, 2012. The loan was obtained by Jinzhong Yongcheng and guaranteed by Yuchi Jinmao Food Processing Factory, for a period of two years starting from August 7, 2012.	1,332,706	-

Bank loan payable to Jinzhong City Yuchi District Rural Credit Union Co., Ltd., bearing interest at a floating rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. As of September 30, 2011, the actual interest rate was 15.0840% for this loan. The term of the loan started from August 9, 2011 with maturity date on August 7, 2012. The loan was obtained by Jinzhong Yuliang and guaranteed by Yuchi Jinmao Food Processing Factory, for a period of two years starting from August 7, 2012.	1,332,706	-

Loan payable to Hangzhou TianCi Investment Management Co., Ltd., an unrelated party. The loan was unsecured, bearing no interest and no due date was specified.	57,542	55,606

Bank loan payable to Jinzhong Economic Development District Rural Credit Union, bearing interest at a floating rate of prime rate plus 129.83% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China.  The loan was due March 8, 2011.  The use of proceeds from the loan is for Jinzhong Yuliang and guaranteed by Jinzhong Deyu for a period of two years starting from January 13, 2010.  In January 2011, the Company entered into an agreement with the bank for an extension of the loan.  The new term is from February 1, 2011 to October 1, 2011.  The adjustable interest rate is a rate per annum equal to the Prime Rate plus 117.23 percentage points of prime rate.  The prime rate is based on one- to three-year loan interest rate released by The People's Bank of China.  Jinzhong Deyu continues to provide guarantees on the loan for a period of two years starting from October 1, 2011. This loan was paid off on May 11, 2011.
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
	-	1,287,879

Total	$12,130,292	$2,631,364

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12.	NOTES PAYABLE

	September 30,	December 31,
	2011	2010
Bank notes payable to Shanxi Stored Grain Purchase-Sell of China Co., Ltd. issued by Jinzhong City Commercial Bank at ZhongDu branch, bearing no interest with 0.05% finance charge. This note is for April 8, 2011 through October 8, 2011. The note was obtained and issued by Jinzhong Yuliang and guaranteed by Wenjun Tian.	$15,678,896	$-

Bank notes payable to Taigu Yonghe Grain Trading Co., Ltd. issued by Jinzhong City Commercial Bank at Dongshun branch, bearing no interest with 0.05% finance charge.This note is for April 13, 2011 through October 12, 2011.The note was obtained and issued by Jinzhong Deyu and guaranteed by Wenjun Tian.	6,020,696	-

Bank notes payable to Taigu Yonghe Grain Trading Co., Ltd. issued by Jinzhong City Commercial Bank at Dongshun branch, bearing no interest with 0.05% finance charge. This note is for May 4, 2011 through November 4, 2011.The note was obtained and issued by Jinzhong Deyu and guaranteed by Wenjun Tian.	5,224,208	-

Bank notes payable to Jinzhong Haida Nongyi Trading Co., Ltd. issued by Bank of Communication at Beijing Gongzhifen branch, bearing no interest with 0.05% finance charge.This note is for August 17, 2011 through February 17, 2012.The note was obtained and issued by Detian Yu Biotechnology (Beijing) Co., Ltd.	1,567,890	-

Total	$28,491,690	$-

NOTE 13.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
	2011	2010
Accrued VAT and other taxes	$819,459	$888,542
Accrued payroll	410,944	332,059
Others	424,019	398,585
Total	$1,654,422	$1,619,186

NOTE 14.	INCOME TAXES

United States

The Company is incorporated in the United States of America and is subject to the U.S. federal and state taxation.  No provision for income taxes have been made as the Company has no taxable income in the U.S.  The applicable income tax rate for the Company for the nine months ended September 30, 2011 and 2010 was 34%.  No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The provision for income taxes from continuing operations on income consists of the following for the nine months ended September 30, 2011 and 2010:

	For the nine Months
	Ended
	September 30,
	2011	2010
Current income tax expense (benefit)
U.S.	$-	$-
PRC	-	-
Total current expense (benefit)	$-	$-

Deferred income tax expense (benefit)
U.S.	$-	$-
PRC	(932,984)	-
Total deferred expense (benefit)	$(932,984)	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate for the nine months ended September 30, 2011 and 2010:

	For the nine Months
	Ended
	September 30,
	2011	2010
Expected U.S. income tax expense	34.0%	34.0%
Increase (decrease) in taxes resulting from:
Tax-exempt income	(53.6%)	(25.0%)
Foreign tax differential	4.3%	(9.0%)
Change in U.S. federal valuation allowance	7.8%	-
Total income tax benefit	(7.5%)	-

Significant components of the Company’s net deferred tax assets as of September 30, 2011 and December 31, 2010 are presented in the following table:

	September 30,	December 31,
	2011	2010
Deferred tax assets
Net operating loss carryforwards (NOL)	$3,312,468	$1,458,421
Share-based compensation	326,845	197,126
Gross deferred tax assets	3,639,313	1,655,547
Less: Valuation allowance	(1,455,868)	(466,649)
Total deferred tax assets, net	$2,183,445	$1,188,898

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 15.	SHAREHOLDERS’ EQUITY

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

		Paid-in
	Series A	Capital
	Preferred	Warrants	Total
Fair values of financial instruments	$10,248,092	$1,039,978	$11,288,070

Gross proceeds	$9,810,227	$995,523	$10,805,750
Direct financing costs	(1,581,550)	(161,443)	(1,742,993)
Fair value of placement agent warrants	-	187,366	187,366
	$8,228,677	$1,021,446	$9,250,123

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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

These fair values were necessary to develop relative fair value calculation for allocations of certain elements of the financing arrangement, principally proceeds and the related direct financing costs.  The following tables reflect assumptions used to determine the fair value of the Series A Preferred:

		Series A	Series A
	Fair Value	Preferred	Preferred
	Hierarchy	April 27,	May 10,
	Level	2010	2010
Indexed common shares		1,866,174	589,689

Components of fair value:
Common stock equivalent value		$6,631,403	$2,083,094
Dividend feature		659,821	209,439
		$7,791,224	$2,292,533

Significant assumptions:
Common stock price	3	$3.55	$3.53
Horizon for dividend cash flow projection	3	2.0	2.0
Weighted average cost of capital ("WACC")	3	15.91%	15.55%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. There were no level 1 inputs.

(2)	Level 2 inputs are significant other observable inputs. There were no level 2 inputs.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety.

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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•	Significant inputs and assumptions underlying the model calculations related to the warrant valuations are as follows:

The following tables reflect assumptions used to determine the fair value of the Warrants:

		April 27, 2010		May 10, 2010
	Fair Value
	Hierarchy	Investor	Agent	Investor	Agent
	Level	warrants	warrants	warrants	Warrants

Indexed shares		746,479	130,632	235,883	41,279
Exercise price		$5.06	$4.84	$5.06	$4.84

Significant assumptions:
Stock price	3	$3.55	$3.55	$3.53	$3.53
Remaining term	3	5 years	5 years	5 years	5 years
Risk free rate	2	2.39%	2.39%	2.24%	2.24%
Expected volatility	2	45.25%	45.25%	45.47%	45.47%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	There were no Level 1 inputs.

(2)	Level 2 inputs include:

•	Risk-free rate- This rate is based on publicly-available yields on zero-coupon Treasury securities with remaining terms to maturity consistent with the remaining contractual term of the warrants

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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following is a summary of the status and activity of warrants outstanding as of September 30, 2011:

Outstanding Warrants
Exercise Price	Number of Warrants	Average Remaining Contractual Life
$5.06	982,362	3.58 years
$4.84	171,911	3.58 years
Total	1,154,273

Number of Warrants
Outstanding as of January 1, 2011	1,154,273
Granted	-
Forfeited	-
Exercised	-
Outstanding as of September 30, 2011	1,154,273

NOTE 16.	SHARE-BASED COMPENSATION

As of September 30, 2011, the Company had one share-based compensation plan as described below.  The compensation cost that had been charged against income for the plan was $412,745 for the nine months ended September 30, 2011 and $549,106 for the year ended December 31, 2010.  The related income tax benefit recognized was $326,845 as of September 30, 2011.  A 100% valuation allowance was assessed against the deferred tax assets derived from such tax benefit as of September 30, 2011.

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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables reflect assumptions used to determine the fair value of the option award:

Options granted on November 8, 2010:

Exercisable Period	12/8/2010 - 11/8/2020	11/8/2011 - 11/8/2020	11/8/2012 - 11/8/2020
Risk-free Rate (%)	1.12	1.27	1.46
Expected Lives (years)	5.04	5.50	6.00
Expected Volatility (%)	46.10	44.49	43.04
Expected forfeitures per year (%)	0.00-5.00	0.00-5.00	0.00-5.00
Dividend Yield (%)	0.00	0.00	0.00

Options granted on December 15, 2010:

Exercisable Period	1/15/2011 - 12/15/2020	12/15/2011 - 12/15/2020	12/15/2012 - 12/15/2020
Risk-free Rate (%)	2.15	2.32	2.50
Expected Lives (years)	5.04	5.50	6.00
Expected Volatility (%)	46.15	44.52	43.09
Expected forfeitures per year (%)	0.00	0.00	0.00
Dividend Yield (%)	0.00	0.00	0.00

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	There were no Level 1 inputs.

(2)	Level 2 inputs include:

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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3)  Level 3 inputs include:

•	Expected lives- The expected lives of options granted were derived from the output of the option valuation model and represented the period of time that options granted are expected to be outstanding.

•
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

A summary of option activity under the Plan as of September 30, 2011, and changes during the nine months then ended September 30, 2011, is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
Options	Shares	Price	Term
Outstanding as of January 1, 2011	971,000	$4.40
Granted	-	-
Exercised	-	-
Forfeited	(25,000)	4.40
Outstanding as of September 30, 2011	946,000	4.40	4.76 years
Exercisable as of September 30, 2011	315,333	4.40	4.56 years
Vested and expected to vest (3)	918,467	4.40	4.76 years

(3) Includes vested shares and unnvested shares after a forfeiture rate is applied.

A summary of the status of the Company’s unvested shares as of September 30, 2011, and changes during the year ended September 30, 2011, is presented below:

		Weighted-
		Average
		Grant-
		Date Fair
Unvested Shares	Shares	Value
Unvested as of January 1, 2011	647,334	$1,162,373
Granted	-	-
Vested	-	-
Forfeited	(25,000)	(30,274)
Unvested as of September 30, 2011	622,334	$1,132,099

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 17.	RELATED PARTY TRANSACTIONS

Transactions

	For The Nine Months
	Ended Septebmer 30,
	2011	2010
Purchases from Tieling Zhongnong Agriculture Technology Development Co., Ltd.	$2,288,467	$-
Sales to Tieling Zhongnong Agriculture Technology Development Co., Ltd.	1,108,817	-
Sales to Beijing Yilian Gifts Tech. Development Co., Ltd.	609,062	-
Sales to Jinshang International Finance Leasing Co., Ltd.	7,882	-

Mr. Yongqin Ren, Vice President of the corn division of the Company is the legal representative of Tieling Zhongnong Agriculture Technology Development Co., Ltd.  Mr. Jianming Hao, Chief Executive Officer of the Company is the Executive Director of Beijing Yilian Gifts Tech. Development Co., Ltd.  Mr. Wenjun Tian, the President and Executive Director of the Company is the Executive Director of Jinshang International Finance Leasing Co., Ltd.  The prices in the transactions with related parties were determined according to market price sold to or purchased from third parties.

Due from related parties

	September 30,	December 31,
	2011	2010
Due from Beijing Yilian Gifts Tech. Development Co., Ltd.	$235,858	$-
Due form Jinshang International Finance Leasing Co., Ltd.	9,190	-
Total	$245,048	$-

Due to related parties

	September 30,	December 31,
	2011	2010

Advances from -
Dongsheng International Investment Co., Ltd.	$6,005,017	$3,484,848
Jinzhong Xinhuasheng Business Trading Co., Ltd.	3,135,780	3,030,303
Mr. Wenjun Tian	4,076,513	1,515,152
Tieling Zhongnong Agriculture Technology Development Co., Ltd.	461,900	-
Total	$13,679,210	$8,030,303

Mr. Wenjun Tian, the President and Executive Director of the Company is also the President and Executive Director of Dongsheng International Investment Co., Ltd.  Mr. Hong Wang, a shareholder with over 5% beneficial ownership and a manager of the Company is the President and Executive Director of Jinzhong Xinhuasheng Business Trading Co., Ltd. Those advances as of September 30, 2011 and December 31, 2010 are unsecured, bear no interest and no due date is specified.

Guarantees

As of September 30, 2011, Zhongyuan Guoxin Credit Guarantee Co., Ltd., Wenjun Tian and Jianming Hao provided guarantees on short-term loans obtained by Detain Yu.  Wenjun Tian provided guarantees on bank notes obtained and issued by Jinzhong Yuliang and Jinzhong Deyu. Yuci Jinmao Food Processing Factory of which the legal representative is Junlian Zheng, the wife of Junde Zhang, Vice President of the Company provided guarantees on short-term loans obtained by Jinzhong Yongcheng and Jinzhong Yulian.

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

DEYU AGRICULTURE CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Information about the three reportable segments is presented in the following tables:

		Simple-	Deep-
		Processed	Processed
Nine Months Ended	Corn	Grain	Grain
September 30, 2011	Division	Division	Division	Others	Total
Revenues from external customers	$117,386,510	$57,163,721	$5,547,057	$-	$180,097,288
Intersegment revenues	7,448,554	35,734	-	-	7,484,288
Interest revenue	26,271	1,773	3,466	149	31,659
Interest expense	(377,561)	(101,375)	(2,613)	-	(481,549)
Net interest (expense) income	(351,290)	(99,602)	853	149	(449,890)
Depreciation and amortization	251,695	305,155	234,307	17,767	808,924
Noncontrolling interest	-	-	-	740,308	740,308
Segment net profit (loss)	14,532,771	7,140,664	(6,243,813)	(1,422,887)	14,006,735

		Simple-	Deep-
		Processed	Processed
Three Months Ended	Corn	Grain	Grain
September 30, 2011	Division	Division	Division	Others	Total
Revenues from external customers	$62,207,751	$21,657,732	$2,760,269	$-	$86,625,752
Intersegment revenues	2,377,444	17,263	-	-	2,394,707
Interest revenue	26,271	1,643	3,466	85	31,465
Interest expense	(252,946)	(14,166)	(2,613)	-	(269,725)
Net interest (expense) income	(226,675)	(12,523)	853	85	(238,260)
Depreciation and amortization	335,912	621,504	283,792	29,537	1,270,745
Noncontrolling interest	-	-	-	(245,406)	(245,406)
Segment net profit (loss)	5,618,226	8,962,484	(5,826,253)	(1,196,762)	7,557,695

		Simple-	Deep-
		Processed	Processed
Nine Months Ended	Corn	Grain	Grain
September 30, 2010	Division	Division	Division	Others	Total
Revenues from external customers	$44,791,394	$9,104,535	$-	$-	$53,895,929
Intersegment revenues	-	-	-	-	-
Interest revenue	2,599	2,466	-	-	5,065
Interest expense	(236,148)	(6,651)	-	-	(242,799)
Net interest expense	(233,549)	(4,185)	-	-	(237,734)
Depreciation and amortization	(125,260)	(212,668)	-	(8,482)	(346,410)
Segment net profit (loss)	6,529,428	1,669,492	-	(649,281)	7,549,639

		Simple-	Deep-
		Processed	Processed
Three Months Ended	Corn	Grain	Grain
September 30, 2010	Division	Division	Division	Others	Total
Revenues from external customers	$17,829,881	$3,150,196	$-	$-	$20,980,077
Intersegment revenues	-	-	-	-	-
Interest revenue	555	1,048	-	(3)	1,600
Interest expense	(90,180)	(28)	-	-	(90,208)
Net interest (expense) income	(89,625)	1,020	-	(3)	(88,608)
Depreciation and amortization	(42,007)	(108,785)	-	(4,532)	(155,324)
Segment net profit (loss)	2,503,219	35,972	-	(433,191)	2,106,000

All of our revenues were generated from customers in China.  All long-lived assets are located in China.  The following tables set forth our three major customers in each segment:

% of Gross Sales for
the Nine Months Ended
Corn Division :	September 30, 2011
Chengdu Zhengda Co., Ltd.	6.7%
Shuanglui Zhengda Co., Ltd.	4.2%
Neijiang Zhengda Co., Ltd.	3.7%
Top Three Customers as % of Total Gross Sales:	14.6%

Simple-Processed Grain Division :
Tianjin Yimingda Grain Division	21.4%
Shanxi Guchuan Food Co., Ltd.	6.3%
Hebei Zhuoran Agriculture Technology Co., Ltd.	5.1%
Top Three Customers as % of Total Gross Sales	32.8%

Deep-Processed Grain Division :
Tianjin Yimingda Grain Division	8.7%
Beijing Yilian Gifts Tech. Development Co., Ltd.	8.3%
Jinzhong Xinkeyuan Trading Co., Ltd.	7.5%
Top Three Customers as % of Total Gross Sales:	24.5%

NOTE 19 COMMITMENTS

The Company leases railroad lines, warehouses, and offices under operating leases. Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

As of September 30,	Operating Leases
2012	$1,005,987
2013	752,722
2014	463,975
2015	463,282
2016	463,282
Thereafter	6,295,263
$9,444,511

NOTE 20. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date of September 30, 2011 through November 14, 2011, which is the date the consolidated financial statements were available to be issued.

On October 11, 2011, Company announced that it is preparing to terminate its control over Deyufarm, which is currently part of Deyu’s deep processed grain product division, by cancelling its VIE agreements.

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

Summary of our Business

We are a Beijing, China-based producer and seller of organic and non-organic, ready-to-eat and ready-to-drink “simple processed” and “deep processed” grain consumer products which are sold in approximately 16,800, supermarkets and convenient stores throughout China.  We are also one of the dominant organic and non-organic agricultural product distributors in Shanxi Province engaged in procuring, processing, marketing and distributing various grain and corn products and byproducts.

We have experienced high growth in both revenue and net income.  Operating revenue for the year ended December 31, 2010 was $89,175,633, representing a 119% increase from $40,732,447 for the year ended December 31, 2009. Our net income for the year ended December 31, 2010 was $11,502,253, representing a 60% increase from $7,181,132 for the year ended December 31, 2009.  Operating revenue for the nine months ended September 30, 2011 was $180,097,288, representing a 234.2% increase from $53,895,929 for the nine months ended September 30, 2010.  Our net income available to common stockholders for the nine months ended September 30, 2011 was $14,006,735, representing a 85.5% increase from $7,549,639 for the nine months ended September 30, 2010.

We develop our business through three divisions: corn division, simple processed grain division and deep processed grain division. The simple processed grain division is composed of two parts: packaged and unpackaged grain, and bulk purchase and wholesale of rice, flour, wheat and other products.

We purchase corns from farmers, farmer agents and other suppliers, perform simple processing, and sell to food manufacturers, feed producers and chemical companies.  Corn is the main raw feed material for hogs, cattle, chickens and other livestock, and the raw material for corn oil and other healthy food products.  China is now the second largest feed producer with steady growing demand of corns.  Our corns are purchased primarily from corn fields located in Shanxi Province with unique cultivation environment for corn growth.  We have competitive advantages of developing corn business, including long-term business partnership with the farmers cultivating corns in Shanxi Province, large storage and production capacity, effective logistics support from exclusive railway lines for freight transportation, and ability to finance working capital support from bank loans and bank acceptance notes.  With our warehousing capacity, we are able to purchase corns during the harvesting season when the corn price is low, store in our warehouses, and sell to the market when the price is high prior to the next harvesting season.  We expect that our corn business will continue to grow by enhancing our existing strengths along with sufficient financing to support corn purchasing to meet the increasing market demand.

We sell packaged and unpackaged grain products to consumers through supermarkets and retail stores, which is one of the two primary businesses of our simple processed grain division.  At present, our sales network covers approximately 16,800 supermarkets and convenience stories all over the People’s Republic of China.  We sell various packaged grain products on supermarket shelves, and unpackaged grains at supermarket display counter stands where consumers can scoop the grains into plastic bags  and purchase according to weight.  Additionally, we set up special counters in 49 supermarkets to sell the packaged and unpackaged grain products under the brand name “Deyu”.  As a result of the economic growth and improved living standards in China, health consciousness arises as more people in China are cautious about what they eat and how to eat healthy.  We believe that the increasing public awareness of the value and nutritional benefits of grain products will result in continuous increasing demand for our grain products.

Bulk trading of rice, flour, wheat and other products is a newly-added business in our simple-processed grain division starting in the fourth quarter of 2010.  We conduct business with large food companies and suppliers through bulk purchase and wholesale of rice, flour, wheat and other products, during which customers generally pay in advance or soon after the delivery of goods.  Goods are delivered directly from suppliers to customers, and the transactions from purchasing to delivery can be as short as one or two weeks.  The advantages of conducting bulk trading include, but not limited to: (a) each bulk trade comes with large amount, which can significantly increase the Company’s turnover if we receive proper supporting working capital; (b) the rate of return is high because of high turnover rate of working capital, even though the gross margin is low for each trade; (c) the operation cost is low because we do not need to rent large warehouses and offices, or hire large number of employees as compared to other labor-intensive industries; (d) it will improve our brand recognition and our industrial influence through large sales scale.  We have established sales distribution network through strategic partnerships with large food companies developed from our corn business and the existing grain business.  In addition, we obtained new financing from bank loans and bank acceptance notes this year, which provide us sufficient working capital to support the growth in the bulk trading business.  We will also strive to develop bulk trading business through the development of the new project, the “China Grain Trading Center” as described in the following “Plan and Operation”.

Our deep processed grain business was mainly conducted by Deyufarm and its subsidiaries under the Company’s control through VIE agreements.  We sell new products of instant beverage, instant noodles and other grain products under the brand name of Deyufarm.  It is a new business at development stage which the Company began to conduct at the end of last year and requires substantial amount of capital injection.  Since those variable interest entities have not been receiving capital contribution from other entities within the Company while being funded primarily through personal loans from certain individual members of our management, and considering the shortage and limitation of company resources allocated to those variable interest entities, as well as the adjustment of our business strategies, our management is now preparing to terminate its control over Deyufarm and its subsidiaries by cancelling its VIE agreements, which we made an announcement for on October 11, 2011, even though we believe that the market of deep processed grain products is promising. Although no firm commitment has been obtained, Deyufarm has been in discussion with SBCVC, the non-controlling shareholder of Deyufarm, which expressed intention of injecting additional capital to support Deyufarm’s business as early as the first quarter of next year,

In addition to the existing business model, we are considering importing organic food products from foreign organic food manufacturers, as well as trading organic food products with international and domestic food companies.  We plan to sell organic food by fully utilizing our developed distribution network, including wholesale distributors, supermarkets, convenience stores, and B2C E-Commerce network, and provide marketing services of promotion, exhibition, advertisement and others.  We have already been in the process of product selection, sales analysis, and negotiation with distributors.

Our continuous growth relies on our ability to meet the increasing demand for our current products and our expanded product lines.  Management has developed strategies and taken actions to keep up with demands and foreseeable ones.  Such actions include working with farmers to increase current yields, focusing on our ability to enter into new cooperative agreements, signing contracts with new farmer agents, and expanding geographic coverage in Shanxi Province, land acquisitions, building new production sites and warehouses, and potential mergers and acquisitions of our suppliers, vendors, or competitors.  Meanwhile, we expect that the B2B and B2C E-Commerce platforms that we have established will increase our sales capability by attracting wholesale and retail customers.

Material factors that could affect our operating results are the (a) cost of raw materials, (b) prices and margins of our products to wholesale distributors and supermarkets, and their markup to the end consumers, (c) general economic conditions in China and (d) the changing dietary habits of the people of China towards our organic food and (e) consumer acceptance of our deep processed grain products,

Our goal for the rest of 2011 and 2012 is to focus on corn division and simple processed grain division.  For the deep processed grain division, we are considering trading organic food products through our existing distribution network.  With the completion of construction of the logistic center with six warehouses and five cylinder storages in Shanxi Province as described in the following “Plan of Operation”, our storage and production capacity are expected to be doubled.  We will strive to enhance cooperation relationship with corn farmers by providing them technology services, and improve our inventory turnover efficiency through optimizing logistics chain management as well as working capital management.  The “China Grain Trading Center” as described in the following “Plan and Operation” is expected to strengthen our competitive advantage and contribute to increase in sales for the corn sales and bulk trading of grains.

Plan of Operation

With the corn business maturing and stabilizing yet increasing demand yearly, we have acquired two pieces of farmland of approximately 17,300 acres of ownership rights between 40 to 47 years at the end of 2010 for a total of approximately $7 million to secure the supply and quality of crops for both grains and corn.  The growing season for these parcels commenced in April 2011.  As a result, we believe we have achieved economies of scale through our exclusive rights to use over 109,000 acres of some of China’s most fertile agricultural land, including ownership rights to approximately 19,000 acres.  Since demand of both simple processed and deep processed grain products is increasing through our expanding sales network and brand name recognition, we are increasing the land coverage of our growing base and also our production base for deep processed products.

During the second quarter of 2011, the construction of a warehousing, processing, and logistics center with six warehouse and five cylinder storages in Shanxi Province was completed and put into use. The new storage center is situated on 70 mu (approximately 46,690 square meters) of land for storage of more than 70,000 tons of food products and annual turnover of greater than 350,000 tons.  These warehouses increase our storage capacity of more than 120,000 tons of food products and annual turnover of greater than 600,000 tons. We have an exclusive lease agreement with three railway lines for freight transportation: (a) Shanxi Cereal & Oil Group, Mingli Reservation Dopt; (b) Shanxi Yuci Cereal Reservation Depot; and (c) Yuci Dongzhao Railway Freight Station. The exclusive agreements help us ensure speedy delivery of our products at low cost, compared to truck transportation. The enhanced warehouse and logistics capacity increase our inventory turnover.

We have been dedicated in developing sales network for the packaged and unpackaged grain products.  We have established distribution network with approximately 16,800 supermarkets and retail stores as compared to approximately 10,000 last year.  We set up special display counter stands in over 49 hypermarkets and supermarkets to sale packaged and unpackaged grain products as well as byproducts under the brand name “Deyu”.

In year 2011, for our sales and marketing strategy, instead of attempting to rapidly increase the number of stores selling our products across Beijing and China as a whole, we have shifted our focus to promoting our brand name and product geographic coverage, and increasing customer purchases on a per store basis.  We hosted several promotion and advertisement activities and events.  On July 22, 2011, we hosted a national product release conference in Beijing to introduce our new packaged and unpackaged grain products and deep processed grain products to wholesale distributors.  Over 200 wholesale distributors and twelve media companies from all over China attended this conference, which was broadcasted on the media multiple times.  Our brand name has been increasingly recognized through these promotion and marketing activities, which contribute to the increase of sales revenue.

During the third quarter of 2011, we launched a new project in Gaocheng City in Hebei Province to establish the “China Grain Trading Center”, a trading center providing multiple services in procurement, storage, processing, logistics, trading, research and development, quarantine inspection, digital data exchange, and financing services.  We plan to develop the center to be the largest processing and trading base of China in the next few years.  China is one of largest grain producer and consumer in the world and a large portion of the grain trading in China is conducted in Hebei Province.  We will generate revenue through bulk trading of grains as well as acting as agent to collect service fee.  Now we have completed the registration of a new company named Hebei YuGu Grain Co., Ltd. and are in the process of applying for the government’s approval of this project and obtaining land use right.  We believe the project will strengthen our competitive advantages of corn sales and bulk trade of grain and increase our impact in the industry contributing to increase in revenue not only from sales of goods but also from service fees in the future.

Additionally, a newly established company Tianjin Detian Yu incorporated in Tianjin in June 2011, which obtained several kind of tax preferences by the agreements with the Administrative Committee of Sino-Singapore Tianjin Eco-city (the “Agency”), the representative organization of the Tianjin Municipal Government. The company is mainly doing business on wholesale distribution of simple-processed and deep-processed packaged food products and staple food. The new company will contribute more revenue and profit to the Company buy expanding our business scale and getting various tax preferences from the government.

Our working capital improved by $15.8 million or 79% from $20.0 million as of December 31, 2010 to $35.8 million as of September 30, 2011, primarily attributed to the $37.2 million of net proceeds obtained from bank loans and bank acceptance notes during the nine-month period ended September 30, 2011. The funds were mainly used to develop corn business and bulk purchase and wholesale of rice, flour, wheat and other products. We have to pay farmers and farmer agencies at the time they deliver corn to us but provide credit term to our customers in corn business, and we also need pay suppliers for bulk purchase before deliver the goods to customers and collect cash from customers in bulk trade business. Both of the two businesses require sufficient working capital support. The debt raised from bank contributes to rapid expanding of our business in this year. The Company will continue to carefully consider and plan an effective and safe capital structure to obtain funds to support our business development at the largest extreme.

Since we have been successful with promoting and selling our products through all of our distribution channels and networks, including B2B and B2C E-Commerce, our brand names are becoming widely known. To support this growth, the Company has carefully planned to build more warehouses and plants and to acquire companies in the future that either fit in or expand our product lines. This also helps ease requests by many of our wholesalers and retail stores for providing other non-existing Deyu product lines. Thus, we plan to make a few strategic acquisitions per year vertically or horizontally to sell either under our own brands name or theirs through our distribution networks.

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

The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated possible impairment.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  Measurement of the fair values of the assets and liabilities of a reporting unit is consistent with the requirements of the fair value measurements accounting guidance, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The adjustments to measure the assets, liabilities, and intangibles at fair value are for the purpose of measuring the implied fair value of goodwill and such adjustments are not reflected in the consolidation balance sheet.  If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment.  If the goodwill assigned to a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.  An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit.  An impairment loss establishes a new basis in the goodwill and subsequent reversals of goodwill impairment losses are not permitted under applicable accounting guidance.  In 2010, goodwill was tested for impairment and it was determined that goodwill was not impaired as of December 31, 2010.  No indication of impairment was noted by management as of September 30, 2011.

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

Our revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded.  The estimates are based on historical sales returns, analysis of credit memo data, and other factors known at the time.  Commencing from year 2010, the Company’s general policy is to terminate the offering of sales discounts to customers. However, the Company may offer sales discounts as incentive for early payments from customers, although those should be infrequent. For the nine months ended September 30, 2011 and 2010, sales discounts were $70,620 and $391,419, respectively.

We offer a right of exchange on our grain products sold through our relationships with our network of grocery stores.  The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased.  In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes.  For the nine months ended September 30, 2011, the returns of our products were not material.

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

In May 2011, FASB issued an amendment (ASU No. 2011-04) to Fair Value Measurement (ASC Topic 820).  In 2006, the FASB and the International Accounting Standards Board (IASB) published a Memorandum of Understanding, which has served as the foundation of the Board’s efforts to a common set of high quality global accounting standards.  Consistent with the Memorandum of Understanding and the Board’s commitment to achieving the goal, the amendments in this Update are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS.  The adoption of this guidance had no impact on our consolidated financial position or results of operations

In May 2011, FASB issued an amendment (ASU No. 2011-05) to Comprehensive Income (ASC Topic 220).  The amendment require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  The Company had adopted this guidance to our consolidated financial statements as of and for the period ended September 30, 2011.

In September 2011, FASB issued an amendment (ASU No. 2011-08) to Intangibles–Goodwill and Other (ASC Topic 350).  The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4.  If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9.  The Company had adopted this guidance to our consolidated financial statements as of and for the period ended September 30, 2011.

Results of Operations for the Three Months Ended September 30, 2011 as compared to the Three Months Ended September 30, 2010

	For The Three Months
	Ended
	September 30,
	2011	2010	Change in $	Change in %

Net revenue	$86,625,752	$20,980,077	$65,645,675	312.9%
Cost of goods sold	(73,108,061)	(16,102,399)	(57,005,662)	354.0%
Gross Profit	13,517,691	4,877,678	8,640,013	177.1%

Selling expenses	(3,919,748)	(1,485,481)	(2,434,267)	163.9%
General and administrative expenses	(1,933,506)	(1,077,210)	(856,296)	79.5%
Total Operating Expense	(5,853,254)	(2,562,691)	(3,290,563)	128.4%
Operating income	7,664,437	2,314,987	5,349,450	231.1%

Interest income	31,465	1,600	29,865	1866.6%
Interest expense	(269,725)	(90,208)	(179,517)	199.0%
Non-operating income	15,552	14,693	859	5.8%
Total Other Expense	(222,708)	(73,915)	(148,793)	201.3%

Income before income taxes	7,441,729	2,241,072	5,200,657	232.1%
Income tax benefit	444,776	-	444,776
Net income	7,886,505	2,241,072	5,645,433	251.9%
Less: Net income attributable to noncontrolling interest	(245,406)	-	(245,406)
Net income attributable to Deyu Agriculture Corp.	7,641,099	2,241,072	5,400,027	241.0%
Preferred stock dividends	(83,404)	(135,072)	51,668	(38.3)%
Net income available to common stockholders	$7,557,695	$2,106,000	$5,451,695	258.9%

Net Revenue

Our revenue for the three months ended September 30, 2011 was $86.6 million compared with $21.0 million for the three months ended September 30, 2010, an increase of $65.6 million, or 312.9%, of which $44.4 million was attributable to corn sales, $18.5 million to simple processed grain sales and the remaining $2.7 million from deep processed grain sales.

 The following table breaks down the distribution of our sales volume and amount by division and as a percentage of gross sales:

	For the Three Months Ended September 30, 2011				For the Three Months Ended September 30, 2010
	Sales	Less			% of	Sales	Less			% of
	Volume	Sales			total	Volume	Sales			total
	(ton)	Gross Sales	Discount	Net Sales	sales	(ton)	Gross Sales	Discount	Net Sales	sales
Corn Division	191,819	$62,207,751	$-	$62,207,751	72%	62,760	$17,829,881	$-	$17,829,881	85%
Simple Processed Grain	35,609	21,658,903	(1,171)	21,657,732	25%	1,539	3,150,196	-	3,150,196	15%
Deep Processed Grain	-	2,770,806	(10,537)	2,760,269	3%	-	-	-	-	-
Total	227,428	$86,637,460	$(11,708)	$86,625,752	100%	64,299	$20,980,077	$-	$20,980,077	100%

Revenue from our corn division for the three months ended September 30, 2011 was approximately $62.2 million, an increase of $44.4 million, or approximately 248.9%, as compared to the same period in 2010.  This growth in revenue was attributable to continuous strong demand of corn in China, our expanding capacity of production and warehouse, our efficient management of inventory turnover, our ability to obtain sufficient and prompt supply as well as sufficient support of working capital.  Our six new warehouses and a processing center with five cylinders storage in Shanxi Province were put into use in the late second quarter of 2011 which at least doubles our capacity of production and storage.  Inventory turnover was accelerated and turnover days was reduced to 34 days for the three months ended September 30, 2011 from 50 days for the three months ended September 30, 2010, which was due to the company’s effort to improve operation  and logistics efficiency by efficiently utilizing the warehouses and exclusive railway lines for freight transportation.  We have developed farmer-agent relationship dealing with corn harvested in over 109,000 acres of fertile farmland to provide sufficient, steady and quality supply. Our growth of corn depends upon our cash flow capital utilization since we have to pay our farmers or agents first before we can collect from our customers.  The obtaining bank loans and bank notes of $37.2 million in 2011 also provide sufficient working capital for corn purchase to support revenue growth.

Revenue from our simple processed grain division for the three months ended September 30, 2011 was $21.7 million, an increase of $18.5 million, or 587.5%, as compared to the same period in 2010. The increase in revenues was attributable to business expansion of packaged and unpackaged grain sold in supermarket and retail stores and our new business of bulk purchase and wholesales of rice, flour, wheat and other products.

Our packaged and unpackaged grain business sold in supermarkets, grouped into a part of our Simple Processed Grain division, generated revenues of $10.0 million, 45.9% of the total revenue from simple-processed grains division for the three months ended September 30, 2011.  The revenue increased by $6.8 million as compared to the three months in 2010, primarily due to our marketing initiatives such as promotion and new product press conference, our increase distribution from 10,000 to 16,800 stores, our sales expanding strategies by discounting selling prices.  Additionally, the company also created 49 special counters in supermarkets selling packaged and unpackaged grain products under our brand name in 2011, which increased our brand name recognition and contributed to increase in revenue.

Bulk purchase and wholesale of  rice, flour, wheat and other products, a newly-added business in the fourth quarter of 2010, generated revenue of approximately $11.7 million, 54.1% of the total revenue from simple-processed grains division for the three months ended September 30, 2011.  The new generation of revenue was attributable to the company’s strategies of expanding this new business of bulk sales with low maintenance by fully utilizing its strengths and distribution network resources.  The obtaining bank loans and bank notes of $37.2 million in 2011 also provide sufficient working capital to support bulk sales expanding.  This business section has gradually become a stable part of the Company’s revenue and net income.  We believe this business will gradually develop into one of our core business parts with the development of the new project entitled the “China Grain Trading Center" which will be established to be the largest grain trading center in the next few years.

Revenue from our deep processed grain division for the three months ended September 30, 2011 was $2.7 million.  This division is still in a development stage in terms of business development, product development, market research, branding, consumers’ understanding and acceptance of our products.  The division is still under construction and adjustment according to the Company’s strategies and its revenue is not stable.

Cost of Goods Sold

Cost of goods sold mainly consists of cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and packaging costs.  Our cost of goods sold increased by 354.0% from $16.1 million in the three months ended September 30, 2010 to $73.1 million in the three months ended September 30, 2011, due to increases in sales volume and purchase prices.  As a percentage of net revenue, cost of goods increased by 760 basis points from 76.8% in the three months ended in September 30, 2010 to 84.4% in the three months ended in September 30, 2011.  We experienced a purchase cost increase on both coin and grains caused by the inflation of raw material in China.  The increase of the selling price of corn, packaged and unpackaged grain could not catch up with that of purchase price due to market price limited by the Chinese government as well as the sales expanding strategies we implemented by lowering average selling price compared with market price.  Besides, the company conducted bulk purchase and wholesale trading of rice, flour, wheat and other products from the fourth quarter of 2010, of which the low margin of 5% negatively affected our overall profit margin.

Gross Profit

Our gross profit increased by $8.6 million or 177.1% from $4.9 million for the three months ended September 30, 2010 to $13.5 million for the three months ended September 30, 2011 due to the increase of sales volume.  The increase was attributable to the increase of $5.7 million in corn division, $1.8 million in simple processed grain division and $1.1 million in deep processed grain division.  The gross margin decreased from 23.2% in the three months ended September 30, 2010 to 15.6% in the three months ended September 30, 2011.  The decrease in gross margin was the combined results of the drop of gross margin in corn division, packaged and unpackaged grain sales and low margin contributed by bulk purchase and wholesale of rice, flour, wheat and other products, a newly-added business in the fourth quarter of 2010.

Gross profit for our corn division was $9.2 million, contributing to 68.3% of total gross profit for the three months ended September 30, 2011.  Gross margin was 14.8% for the three months ended September 30, 2011, down by 520 basis points from 20.0% for the three months ended September 30, 2010.  The decrease of gross profit was mainly due to quantity and pricing suggested by Chinese Government.  Gross margin of corn in 2010 is higher because we procured large amount of corn before the price sharply increased due to supply shortage caused by drought and floods in some regions of China in 2010.  The price of corn still kept rising during 2011, but we could not keep the same gross margin as that in 2010 for we can’t procure corn at low price.  The government took some measures to control the increase of selling price of corn in the third quarter of 2011, which reduce our gross margin as the purchasing price still kept rising.  Additionally, as a percentage of total purchase, the amount purchase from wholesale suppliers more than doubled in the three months ended September 30, 2011 as compared to  the same period in 2010, of which the purchase price was usually 10% higher than that of corns purchased directly from farmers.  We anticipate the decrease of gross margin of corn to be temporary.  There will still be significant shortage of corn supply in the market for the next few years.  We expect that the margin will be improved with our strengths of inventory quantity, warehousing capacity, improved procurement, and security of supply.

Gross profit for our simple processed grain division was $3.1 million, contributing to 23.0% of total gross profit for the three months ended September 30, 2011.  Gross margin for our simple-processed grain division was 14.4% for the three months ended September 30, 2011, compared with 41.6% for the three months ended September 30, 2010.  The decrease was mainly attributable to the lower margin at approximately 5.0% in our newly added business of bulk trading of rice, flour, wheat and other products, and the margin decrease of 1670 basis points of our business of selling packaged and unpackaged grain products in supermarkets included in this division.

Our business of selling packaged and unpackaged grain products in supermarkets was grouped into our simple processed grain division and generated gross profit of $2.5 million, contributing to 18.0% of the total consolidated gross profit for the three months ended September 30, 2011, with a gross margin of approximately 24.8%.  The drop of gross margin by 1670 basis points from the same period of 2010 was primarily caused by several reasons: (a) we implemented sales expanding strategies by offering promotional price reduction for entering new supermarkets in 2011, (b) we increased the sales percentage of some types of grains with lower margins such as millet and flour, (c) our selling prices of grain remained stable or increased slightly while the purchase price kept continuously rising.

As a newly-added business in first quarter of 2011, the bulk trading of rice, flour, wheat and other products generated gross profit of $0.6 million, contributing to 4.8% of the total consolidated gross profit for the three months ended September 30, 2011, having a gross margin of approximately 5.5%.  The lower gross margin of bulk trading is in line with its nature of low risk and high turnover rate, which diluted and caused the gross margin decrease in the simple-processed grain division.  The margin for the three months ended September 30, 2011 decreased by 400 basis points from the margin of 9.5% for the six months ended June 30, 2011.  The decrease was primarily the results of the continuous increase of purchase cost of rice and flour in the third quarter of 2011, while the selling price of these consumer agriculture products cannot reflect price increases of purchase costs in time.

Gross profit for our deep processed grain division was $1.1 million, contributing to 8.7% of total gross profit for the three months ended September 30, 2011.  Gross margin for our deep processed grain division was approximately 42.5% for the three months ended September 30, 2011.  The Company established its deep processed grain division during the second half of 2010 through acquisitions and research and development.  The gross margin for the three months ended September 30, 2011 increased by 2496 basis points from 17.54% for the six months ended June 30, 2011.  The increase was largely attributed to sales of moon cakes with high gross margin of 65% during the Chinese Moon Festival in the third quarter of 2011.  The division is still under development and adjustment according to the Company’s strategies and its gross margin is not stable.

Selling Expenses

Selling expenses increased by $2.4 million, or 163.9%, for the three months ended September 30, 2011 as compared to $1.5 million for the three months ended September 30, 2010.  Such increase is attributable to increased freight charges of $1.3 million related to sales increase, and increased marketing personnel expenses of $0.2 million.  Because most of the new slotting activities for entering retail stores and supermarkets for simple and deep processed grain products in this year were completed in the first half year of 2011, most of other selling expense except freight changes and marketing personnel expenses increased slightly in the three months ended September 30, 2011 while most of selling expenses increased significantly for the six months ended June 30, 2011.  Compared to 7.1% for three months ended September 30, 2010, as a percentage of revenue, selling expenses decreased to 4.5% for three months ended September 30, 2011.  The decrease of percentage is because most of increased revenue generated from corn sales and bulk trade of grain, which don’t rely on advertisement and market promotion, the expense spent on selling activities depend on the marketing strategy and didn’t always increase at the same percentage as revenue.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million to $1.9 million in the three months ended September 30, 2011, or 79.5%, compared to $1.1 million for the three months ended September 30, 2010.  The increase was attributable to business expansion.  Such increase is attributable to an increase of professional managers (or higher level) as a result of our Company becoming a public company in the US, including accounting, legal and consulting fees; the increase of rent and utilities mainly due to newly rented offices in Shanxi Province and Beijing; increases in travel and lodging expenses were attributable to increases of sales and business development activities during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.  As a percentage of net revenues, general and administrative expenses were 2.2% and 5.1% for the three months ended September 30, 2011 and September 30, 2010, respectively, which represents a decrease of 290 basis points.  The decrease of percentage is due to most of the general and administrative expense doesn’t increase in line with the increase of net revenue.  Our management team and facilities expanded efficiently and economically to meet the requirement of business development, but not as sharply as the expanding scale revenue.

Interest Expense

Interest expense for the three months ended September 30, 2011 was $269,725, compared to interest expense of $90,208 for the comparable period in 2010, an increase of $179,517, or 199.0%.  This increase was mainly due to a 297.3% increase in the average short-term loan balance of $12.4 million in the three months ended September 30, 2011 as compared with approximately 3.1 million in the same period of 2010 as well as increased interest rate.  We increase our borrowing to fulfill capital demand resulting from the following: (a) the increase of our inventory on hand in anticipation of future price increases; (b) the increase of accounts receivable from customers; (c) the increase in cash used to purchase of corn and grains resulting from growing demand.
Provision for Income Taxes

Under the Enterprise Income Tax (“EIT”) Law of the PRC, the standard EIT rate is 25%.  Our PRC subsidiaries are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.  According to the Tax Pronouncement [2008] No. 149 issued by the State Administration of Tax of the PRC, the preliminary processing industry of agricultural products is entitled to EIT exemption starting January 1, 2008.  Three of the Company’s wholly-owned subsidiaries located in Shanxi Province, including Jinzhong Deyu, Jinzhong Yongcheng, and Jinzhong Yuliang, are subject to the EIT exemption.  All of our other subsidiaries and consolidated VIEs are subject to the 25% EIT rate.  The operations of Detian Yu, Deyufarm, HaoLiangXin and Xinggu Deyufarm commenced late in the second half of 2010 and as a result, those entities had not been in a profitable position during the three months ended September 30, 2011 and therefore, were entitled to income tax benefits derived from net operating losses carryover as tax credits for a 5-year period according to the PRC tax rules.

Net Income

As a result of the above, we had a net income available to common stockholders of $7.6 million for the three months ended September 30, 2011 compared to a net income of $2.1 million for the three months ended September 30, 2010, an increase of $5.5 million or 258.9%.

Results of Operations for the Nine Months Ended September 30, 2011 as compared to the Nine Months Ended September 30, 2010

	For The Nine Months
	Ended
	September 30,
	2011	2010	Change in $	Change in %

Net revenue	$180,097,288	$53,895,929	$126,201,359	234.2%
Cost of goods sold	(149,325,484)	(40,760,575)	(108,564,909)	266.3%
Gross Profit	30,771,804	13,135,354	17,636,450	134.3%

Selling expenses	(11,214,800)	(3,083,142)	(8,131,658)	263.7%
General and administrative expenses	(6,480,419)	(2,048,409)	(4,432,010)	216.4%
Total Operating Expense	(17,695,219)	(5,131,551)	(12,563,668)	244.8%
Operating income	13,076,585	8,003,803	5,072,782	63.4%

Interest income	31,659	5,065	26,594	525.1%
Interest expense	(481,549)	(242,799)	(238,750)	98.3%
Non-operating income	20,298	14,693	5,605	38.1%
Total Other Expense	(429,592)	(223,041)	(206,551)	92.6%

Income before income taxes	12,646,993	7,780,762	4,866,231	62.5%
Income tax benefit	932,984	-	932,984
Net income	13,579,977	7,780,762	5,799,215	74.5%
Add: Net loss attributable to noncontrolling interest	740,308	-	740,308
Net income attributable to Deyu Agriculture Corp.	14,320,285	7,780,762	6,539,523	84.0%
Preferred stock dividends	(313,550)	(231,123)	(82,427)	35.7%
Net income available to common stockholders	$14,006,735	$7,549,639	$6,457,096	85.5%

Net Revenue

Our revenue for the nine months ended September 30, 2011 was $180.1 million compared with $53.9 million for the nine months ended September 30, 2010, an increase of $126.2 million, or 234.2%, of which $72.6 million was attributable to corn sales, $48.1 million to simple processed grain sales and the remaining $5.5 million to deep processed grain sales.

 The following table breaks down the distribution of our sales volume and amount by division and as a percentage of gross sales:

	For the Nine Months Ended September 30, 2011				For the Nine Months Ended September 30, 2010
	Sales	Less			% of	Sales	Less			% of
	Volume	Sales			total	Volume	Sales			total
	(ton)	Gross Sales	Discount	Net Sales	sales	(ton)	Gross Sales	Discount	Net Sales	sales
Corn Division	360,477	$117,386,510	$-	$117,386,510	65%	161,355	$44,791,394	$-	$44,791,394	83%
Simple Processed Grain	78,871	57,170,783	(7,062)	57,163,721	32%	6,376	9,495,954	(391,419)	9,104,535	17%
Deep Processed Grain	-	5,610,615	(63,558)	5,547,057	3%	-	-	-	-	-
Total	439,348	$180,167,908	$(70,620)	$180,097,288	100%	167,731	$54,287,348	$(391,419)	$53,895,929	100%

Revenue from our corn division for the nine months ended September 30, 2011 was approximately $117.4 million, an increase of $72.6 million, or approximately 162.1%, as compared to the same period in 2010.  This growth in revenue was attributable to continuous strong demand for corn in China, our expanding capacity of production and storage, our management of inventory turnover, and our ability to obtain sufficient and prompt supply as well as sufficient support of working capital. Our six new warehouses and a processing center with five cylinders storage units in Shanxi Province were put into use in the second quarter of 2011 which at least doubles our capacity of production and storage. Inventory turnover was accelerated and turnover was reduced to 32 days for the nine months ended September 30, 2011 from 46 days for the nine months ended September 30, 2010, which was due to the company’s effort to improve operation and logistics efficiency by utilizing the warehouses and our exclusive railway lines for freight transportation. We have developed farmer-agent relationships for dealing with corn harvested in over 109,000 acres of fertile farmland to obtain a sufficient, steady and quality supply. Our growth of corn depends upon our cash flow capital utilization since we have to pay our farmers or agents first before we can collect cash from our customers. Obtaining bank loans and bank notes of $37.2 million in 2011 also provided sufficient working capital for corn purchase to support our revenue growth.

Revenue from our simple processed grain division for the nine months ended September 30, 2011 was $57.2 million, an increase of $48.1 million, or 527.9%, as compared to the same period in 2010. The increase in revenues was attributable to business expansion of packaged and unpackaged grain products sold in supermarket and retail stores and our new business of bulk purchase and wholesales of rice, flour, wheat and other products.

Our packaged and unpackaged grain business sold in supermarkets, grouped into a part of our Simple Processed Grain division, generated revenues of $23.9 million, 41.9% of the total revenue from simple-processed grains division for the nine months ended September 30, 2011. Revenue increased by $14.8 million as compared to the nine months ended September 30, 2010, and such increase is primarily due to our marketing initiatives such as promotion and new product press conference, our increase distribution from 10,000 to 16,800 stores, and our sales expansion strategies of discounting selling prices. Additionally, the company also created 49 special counters in hypermarkets and supermarkets to sell our packaged and unpackaged grain products under our brand name Deyu in 2011, which increased our brand name recognition and contributed to an increase of revenues.

Bulk purchase and wholesale of rice, flour, wheat and other products, a newly-added business in the fourth quarter of 2010, generated revenue of approximately $33.2 million, 58.1% of the total revenue from our simple-processed grains division for the nine months ended September 30, 2011. This new generation of revenue was attributable to the company’s strategies of expanding our new business of bulk sales with low maintenance and by fully utilizing our strengths and distribution network resources. Obtaining bank loans and bank notes of $37.2 million in 2011 also provided sufficient working capital to support our bulk sales expansion. This business section has gradually become a stable part of the Company’s revenue and net income. We believe this business will gradually develop into one of our core business parts with the development of the new project entitled the “China Grain Trading Center" which will be established to be the largest grain trading center in the next few years.

Revenue from our deep processed grain division for the nine months ended September 30, 2011 was $5.5 million. This division is still in a development stage in terms of business development, product development, market research, branding, consumers’ understanding and acceptance of our products. The division is still under construction and adjustment according to the Company’s strategies and its revenue is not stable.

Cost of Goods Sold

Cost of goods sold mainly consists of cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and packaging costs. Our cost of goods sold increased by 266.3% from $40.8 million in the nine months ended September 30, 2010 to $149.3 million in the nine months ended September 30, 2011, due to increases in sales volume and purchase prices. As a percentage of net revenue, cost of goods increased by 730 basis points from 75.6% in the nine months ended in September 30, 2010 to 82.9% in the nine months ended in September 30, 2011. We experienced a purchase cost increase on both coin and grains caused by the inflation of raw material in China. As a result of the increase of the selling price of corn, packaged and unpackaged grain could not catch up with the purchase price due to pricing suggested by the Chinese government as well as our sales expansion strategies we implemented by lowering average selling price compared with market price. We also conducted bulk purchase and wholesale trading of rice, flour, wheat and other products from the fourth quarter of 2010, of which the low margin of 7.7% negatively affected our overall profit margin.

Gross Profit

Our gross profit increased by $17.6 million or 134.3% from $13.1 million for the nine months ended September 30, 2010 to $30.8 million for the nine months ended September 30, 2011 due to the increase of sales volume. The increase was attributable to the increase of $10.9 million in corn division, $5.1 million in simple processed grain division and $1.6 million in deep processed grain division.  Our gross margin decreased from 24.4% in the nine months ended September 30, 2010 to 17.1% in the nine months ended September 30, 2011. The decrease in gross margin was the combined results of a drop of gross margin in our corn division, packaged and unpackaged grain sales and low margin contributed by bulk purchase and wholesale of rice, flour, wheat and other products, a newly-added business in the fourth quarter of 2010.

Gross profit in our corn division was $20.2 million, contributing to 65.5% of total gross profit for the nine months ended September 30, 2011.  Gross margin for our corn division was 17.2% for the nine months ended September 30, 2011, down by 340 basis points from 20.6% for the nine months ended September 30, 2010.  The decrease of gross profit was mainly due to quantity and pricing suggested by Chinese Government.  Gross margin of corn in 2010 is higher because we procured large amount of corn before the price sharply increased due to supply shortage caused by drought and floods in some regions of China in 2010.  The price of corn still kept rising during 2011, but we could not keep the same gross margin as that in 2010 for we can’t procure corn at low price.  The government took some measures to control the increase of selling price of corn in the third quarter of 2011, which reduced our gross margin as the purchasing price still kept rising.  Additionally, as a percentage of total purchase, the amount purchase from wholesale suppliers more than doubled as compared to the same period in 2010, of which the purchase price was usually 10% higher than that of corns purchased directly from farmers.  We anticipate the decrease of gross margin of corn to be temporary.  There will still be significant shortage of corn supply in the market for the next few years.  We expect that the margin will be improved with our strengths of inventory quantity, warehousing capacity, improved procurement, and security of supply.

Gross profit in our simple processed grain division was $9.0 million, contributing to 29.1% of total gross profit for the nine months ended September 30, 2011.  Gross margin for our simple-processed grain division was 15.7% for the nine months ended September 30, 2011, compared with from 42.7% for the nine months ended September 30, 2010.  The decrease was mainly attributable to the lower margin at approximately 7.7% in our newly added business of bulk trading of rice, flour, wheat and other products, and the margin decrease of 1630 basis points of our business of selling packaged and unpackaged grain products in supermarkets included in this division.

Our business of selling packaged and unpackaged grain products in supermarkets was grouped into our simple processed grain division and generated gross profit of $6.4 million, contributing to 21% of the total consolidated gross profit for the nine months ended September 30, 2011, with a gross margin of approximately 26.7%.  The decrease of gross margin by 1630 basis points primarily was caused by the following factors: (a) we implemented sales expansion strategies by offering promotional price reduction for entering new supermarkets in 2011, (b) we increased the sales percentage of certain types of grains with lower margins such as millet and flour, and (c) our selling prices of grain remained stable or increased slightly while the purchase price continued to rise.

As a newly-added business in first quarter of 2011, the bulk trading of rice, flour, wheat and other products generated gross profit of $2.6 million, contributing to 8.4% of the total consolidated gross profit for the nine months ended September 30, 2011, having a gross margin of approximately 7.7%.  The lower gross margin of bulk trading is in line with its nature of low risk and high turnover rate, which diluted and caused the gross margin decrease in our simple processed grain division.  The margin for the nine months ended September 30, 2011 decreased by 180 basis points from the margin of 9.5% during the six months ended June 30, 2011.  The decrease was primarily the result of the continuous increase of the purchase cost of rice and flour in the third quarter of 2011, while the selling price of these consumer agricultural products cannot reflect price increases of purchase costs in time.

Gross profit for our deep processed grain division was $1.7 million, contributing to 5.4% of total gross profit for the nine months ended September 30, 2011.  Gross margin for our deep processed grain division was approximately 30.0% for the nine months ended September 30, 2011.  The Company established its deep processed grain division during the second half of 2010 through acquisitions and research and development.  The gross margin for the nine months ended September 30, 2011 increased by 1360 basis points from 16.4% for the six months ended June 30, 2011.  The increase was largely attributed to moon cakes sold during the Chinese Moon Festival in the third quarter of 2011 yielding a high gross margin of 65%.  The division is still under development and adjustment according to the Company’s strategies and its gross margin is not stable.

Selling Expenses

Selling expenses increased by $8.1 million, or 263.7%, for the nine months ended September 30, 2011 as compared to$3.1 million for the nine months ended September 30, 2010.  Such increase was mainly attributable to increased freight charges of $2.6 million related to an increase in sales, increased slotting fees of $1.8 million associated with entering retail stores and supermarkets for simple and deep processed grain products, an increase in marketing personnel expenses of $1.3 million and an increase of advertising expense of $1.4 million.  During this year, we made a large effort to expand our existing business of packaged and unpackaged grain sales as well as our newly-added business of deep processed grain sales by paying more slotting fees in order to enter more stores, increasing our advertising in order to increase our brand name recognition and increasing promotional activities through our marketing personnel.  Compared to 5.7% for the nine months ended September 30, 2010, as a percentage of revenue, selling expenses increased to 6.2% for the nine months ended September 30, 2011.  This increase of percentage is due to the efforts we placed on marketing and promotional activities for our simple processed and deep processed gain products especially in the first half of 2011.

General and Administrative Expenses

The following table breaks down our General and Administrative Expense:

	For The Nine Months
	Ended
	September 30,
	2011	2010	Change in $	Change in %

Payroll, welfare, and bonuses	$2,740,185	$577,893	$2,162,292	374.2%
Professional service expense	856,955	157,214	699,741	445.1%
Rent and utilities	709,725	179,187	530,538	296.1%
Travel and lodging expense	591,061	236,490	354,571	149.9%
Depreciation & amortization	423,645	151,713	271,932	179.2%
Office expense	422,725	125,382	297,343	237.1%
Meals and Entertainment expense	286,694	123,879	162,815	131.4%
Others	449,429	496,651	(47,222)	(9.5)%
Total	$6,480,419	$2,048,409	$4,432,010	216.4%

General and administrative expenses increased by $4.4 million to $6.5 million in the nine months ended September 30, 2011, or 216.4%, compared to $2.1 million for the nine months ended September 30, 2010.  This increase was attributable to our business expansion.  For example, such increase is attributable to an increase of professional managers (or higher level) as a result of our Company becoming a public company in the United States, including accounting, legal and consulting fees; the increase of rent and utilities mainly due to newly rented offices in Shanxi Province and Beijing; increases in travel and lodging expenses were attributable to increases of sales and business development activities during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  As a percentage of net revenues, general and administrative expenses were 3.6% and 3.8% for the nine months ended September 30, 2011 and September 30, 2010, respectively, which represents a decrease of 20 basis points.  The decrease of percentage is due to the fact that most of the general and administrative expense did not increase in line with the increase of net revenue.

Interest Expense

Interest expense for the nine months ended September 30, 2011 was $481,549, compared to interest expense of $242,779 for the comparable period in 2010, an increase of $238,250, or 98.3%.  This increase was mainly due to a 195.5% increase in the average short-term loan balance of $7.4 million in the nine months ended September 30, 2011 as compared with approximately 2.5 million in the same period of 2010 as well as increased interest rate.  We increase our borrowing to fulfill capital demand resulting from the following: (a) the increase of our inventory on hand in anticipation of future price increases; (b) the increase of accounts receivable from customers; and (c) the increase in cash used to purchase of corn and grains resulting from growing demand.

Provision for Income Taxes

Under the Enterprise Income Tax (“EIT”) Law of the PRC, the standard EIT rate is 25%.  Our PRC subsidiaries are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.  According to the Tax Pronouncement [2008] No. 149 issued by the State Administration of Tax of the PRC, the preliminary processing industry of agricultural products is entitled to EIT exemption starting January 1, 2008.  Six of the Company’s wholly-owned subsidiaries located in Shanxi Province, including Jinzhong Deyu, Jinzhong Yongcheng, and Jinzhong Yuliang, are subject to the EIT exemption.  All of our other subsidiaries and consolidated VIEs are subject to the 25% EIT rate.  The operations of Detian Yu, Deyufarm, HaoLiangXin and Xinggu Deyufarm commenced late in the second half of 2010 and as a result, those entities had not been in a profitable position during the nine months ended September 30, 2011 and therefore, were entitled to income tax benefits derived from net operating losses carryover as tax credits for a 5-year period according to the PRC tax rules.

Net Income

As a result of the above, we had a net income available to common stockholders was $14.0 million for the nine months ended September 30, 2011 compared to a net income of $7.5 million for the nine months ended September 30, 2010, an increase of $6.5 million or 85.5%.

Liquidity and Capital Resources

The following summarizes the key components of our cash flows for the nine months ended September 30, 2011 and 2010:

	For The Nine Months
	Ended Septebmer 30,
	2011	2010
Net cash (used in) provided by operating activities	$(13,310,021)	$3,965,872
Net cash used in investing activities	(2,751,145)	(6,311,589)
Net cash provided by financing activities	34,994,739	10,330,756
Effect of exchange rate change on cash and cash equivalents	547,575	192,772
Net increase in cash and cash equivalents	$19,481,148	$8,177,811

For the nine months ended September 30, 2011, net cash used in operating activities totaled approximately $13.3 million, while net cash provided in operating activities was $4.0 million for the nine months ended September 30, 2010. This increase of net cash used in operating activities is primarily attributable to an increase of cash used in expanding sales by granting credit to customers and purchasing inventory as a result of the continuous sales growth of our corn and simple processed grain business. Our corn business requires cash payments to farmers and their agents before accounts receivable can be collected. As our business continued to grow, more cash was used in inventory purchases accordingly. The increase in accounts receivable was $19.3 million for the nine months ended September 30, 2011 as compared to $4.2 million in the nine months ended September 30, 2010 as a result of growth of our net revenue and credit offered to new retailers and wholesalers. The increase in inventory was $8.1 million for the nine months ended September 30, 2011 as compared to $0.33 million in the nine months ended September 30, 2010, which also contributed to the increase in net cash used in our operating activities.

For the nine months ended September 30, 2011, net cash used in investing activities was approximately $2.8 million, a decrease of approximately $3.5 million, or 56.4%, from approximately $6.3 million for the nine months ended September 30, 2010.  The decrease was the result of the completion of the construction of a warehouse, office building and cylinder units in Shanxi Province which commenced construction in 2010.  Cash used in investing activities was primarily for purchasing machinery and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2011 was approximately $35.0 million, an increase of approximately $24.7 million, or 238.7%, from approximately $10.3 million for the nine months ended September 30, 2010.  This net cash provided by financing activities mainly consisted of $28.0 million of net proceeds from short term bank acceptance notes, $9.2 million from short term bank loans, $4.3 million from capital contributions by non-controlling shareholders, and $5.3 million from short term loans from related parties net of $11.7 million restricted for credit lines of bank acceptance notes.

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

On November 5, 2010, we filed a registration statement with the SEC on Form S-8 covering the shares underlying the options set forth above.  As of September 30, 2011, none of the options issued pursuant to the Plan have been exercised.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide this information.

Item 4. Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. At the conclusion of the period ended September 30, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

DEYU AGRICULTURE CORP.

Signature	Title	Date

/s/ Jianming Hao	Chief Executive Officer, Principal Executive Officer	November __, 2011
Jianming Hao

/s/ Charlie Lin	Chief Financial Officer, Principal Financial and Accounting Officer	November __, 2011
Charlie Lin