Form 10-Q/A
period 2011-09-30
Deyu Agriculture Corp.
filed 2011-11-15
CIK 1467746

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 (the “10-Q”) is to attach Exhibit 31.1, Exhibit 31.2, Exhibit 32.1 and Exhibit 32.2.  No other changes have been made to the 10-Q, and this Amendment No. 1 has not been updated to reflect events occurring subsequent to the original filing of the 10-Q.

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

DEYU AGRICULTURE CORP.

Signature	Title	Date

/s/ Jianming Hao	Chief Executive Officer, Principal Executive Officer	November 15, 2011
Jianming Hao

/s/ Charlie Lin	Chief Financial Officer, Principal Financial and Accounting Officer	November 15, 2011
Charlie Lin