Form 10-Q
period 2012-03-31
Deyu Agriculture Corp.
filed 2012-05-15
CIK 1467746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

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
(Address of principal executive offices)

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

As of May 11, 2012, there were 10,566,766 shares outstanding of the registrant’s common stock.

DEYU AGRICULTURE CORP.

FORM 10-Q

MARCH 31, 2012

Item 1. Financial Statements

DEYU AGRICULTURE CORP AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2012

DEYU AGRICULTURE CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$7,235,245	$8,741,703
Restricted cash	502,968	1,850,999
Accounts receivable, net	27,880,426	36,167,136
Due from related parties	124,834	587,108
Inventory	30,925,864	20,314,090
Advance to supplier	4,542,194	7,233,371
Prepaid expenses	929,307	391,537
Assets held for sale	-	1,634,274
Other current assets	1,516,512	2,204,934
Total Current Assets	73,657,350	79,125,152

Property, plant, and equipment, net	20,497,965	12,355,946
Construction-in-progress	1,676,788	-
Long-term Investment	57,801	-
Other assets	946,524	727,535
Intangible assets, net	13,377,253	10,651,844

Total Assets	$110,213,681	$102,860,477

Liabilities and Equity

Current Liabilities
Short-term loan	$21,177,769	$14,413,480
Accounts payable	2,755,080	1,833,190
Note payables	-	1,588,840
Advance from customers	2,398,303	8,488,272
Accrued expenses	1,594,801	1,149,205
Tax payable	231,183	-
Preferred stock dividends payable	110,291	219,721
Due to related parties	5,267,022	5,445,115
Other current liabilities	1,187,517	583,196
Total Current Liabilities	34,721,966	33,721,019

Equity
Series A convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 1,997,467 shares issued and outstanding	1,997	1,997
Common stock, $.001 par value; 75,000,000 shares authorized, 10,564,774 shares issued and outstanding	10,565	10,565
Additional paid-in capital	20,495,497	20,367,138
Other comprehensive income	4,868,917	4,831,353
Retained earnings	49,699,525	43,491,465
Total Stockholders' Equity	75,076,501	68,702,518
Noncontrolling Interests	415,214	436,940
Total Equity	75,491,715	69,139,458

Total Liabilities and Equity	$110,213,681	$102,860,477

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For The Three Months Ended
	March 31,
	2012	2011

Net revenue	$62,739,469	$36,645,816
Cost of goods sold	(50,319,668)	(28,804,699)
Gross Profit	12,419,801	7,841,117

Selling expenses	(4,158,372)	(2,223,403)
General and administrative expenses	(1,858,774)	(1,310,160)
Total Operating Expense	(6,017,146)	(3,533,563)
Operating income	6,402,655	4,307,554

Interest income	11,538	6,415
Interest expense	(484,544)	(78,938)
Non-operating income	568,346	40,460
Total Other Expense	95,340	(32,063)

Income from continuing operations before income taxes	6,497,995	4,275,491
Income taxes	(201,294)	230,265
Income from continuing operations	6,296,701	4,505,756
Loss from discontinued operations, net of income taxes	-	(1,209,007)

Net income	6,296,701	3,296,749

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	21,434	-
Net loss from discontinued operations	-	144,183
Total net loss attributable to noncontrolling interests	21,434	144,183
Net income attributable to Deyu Agriculture Corp.	6,318,135	3,440,932
Preferred stock dividends	(110,075)	(97,687)
Net income available to common stockholders	6,208,060	3,343,245
Foreign currency translation gain	37,273	371,160
Comprehensive income	6,245,333	3,714,405
Less: Other comprehensive income attributable to noncontrolling interests	292	(7,330)
Comprehensive income attributable to Deyu Agriculture Corp.	$6,245,625	$3,707,075

Amounts attributable to common stockholders:
Net income from continuing operations, net of income taxes	$6,208,060	$4,408,069
Discontinued operations, net of income taxes	-	(1,064,824)
Net income attributable to common stockholders	$6,208,060	$3,343,245

Net income attributable to common stockholders per share - basic:
Income from continuing operations	$0.59	$0.42
Loss from discontinuing operations	-	(0.10)
Net income attributable to common stockholders	$0.59	$0.32

Net income attributable to common stockholders per share - diluted:
Income from continuing operations	$0.50	$0.31
Loss from discontinuing operations	-	(0.07)
Net income attributable to common stockholders	$0.50	$0.24

Weighted average number of common shares outstanding - basic	10,564,774	10,469,774
Weighted average number of common shares outstanding - diluted	12,580,609	14,581,134

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income available to common stockholders	$6,208,060	$3,343,245
Loss from discontinued operations attributable to Deyu Agriculture Corp.	-	1,209,007
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & amortization	595,270	228,864
Allowance for doubtful accounts	31,967	-
Reserve for inventory valuatiom	-	-
Share-based compensation	128,359	137,588
Preferred stock dividends accrued	110,075	106,210
Grain on bargain purchase	(499,079)	-
Deferred income tax expense (benefit)	30,327	(230,265)
Noncontrolling interests	(21,434)	-
Decrease (increase) in current assets:
Accounts receivable	8,368,802	(7,076,584)
Related-parties trade receivable	539,894	-
Inventories	(9,326,178)	2,900,979
Advance to suppliers	3,522,357	(1,920,033)
Prepaid expense and other current assets	(557,328)	(1,402,723)
Increase (decrease) in liabilities:
Accounts payable	602,144	623,078
Advance from customers	(6,298,935)	695,488
Accrued expense and other liabilities	511,846	797,243
Net cash (used in) provided by operating activities of continuing operations	3,946,147	(587,903)
Net cash used in operating activities of discontinued operations	-	(228,600)
Net cash (used in) provided by operating activities	3,946,147	(816,503)

CASH FLOWS FROM INVESTING ACTIVITIES
Consideration paid for acquisition	(5,183,125)	-
Purchase of machinery and equipment	(24,524)	(79,906)
Construction and remodeling of factory and warehouses	-	(279,112)
Cash held by the Taizihu Group at acquisition date	20,272	-
Advances to related parties	(78,863)	-
Net cash used in investing activities of continuing operations	(5,266,240)	(359,018)
Net cash used in investing activities of discontinued operations	-	(1,934,613)
Net cash used in investing activities	(5,266,240)	(2,293,631)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash released from restriction (restricted) for credit line of bank acceptance notes	1,584,728	(2,280,224)
Net proceeds from short-term loans from bank	261,494	-
Net repayments of short-term bank acceptance notes	(1,584,811)	-
Net proceeds (repayments of) from short-term loans from related parties	(251,834)	3,451,475
Payment of preferred dividends	(219,290)	(239,407)
Net cash (used in) provided by financing activities of continuing operations	(209,713)	931,844
Net cash provided by financing activities of discontinued operations	-	2,173,078
Net cash (used in) provided by financing activities	(209,713)	3,104,922

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	23,348	39,065

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(1,506,458)	33,853
NET DECREASE IN CASH & CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS	-	(13,778)
NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(1,506,458)	20,075

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	8,741,703	5,791,418
CASH & CASH EQUIVALENTS, ENDING BALANCE	$7,235,245	$5,811,493
	-
SUPPLEMENTAL DISCLOSURES:
Income tax paid	$-	$-
Interest paid	$332,094	$78,878

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

The Acquisition of the Taizihu Group

On February 2, 2012, Redsun Technology (Shenzhen) Co. Limited (“Shenzhen Redsun”), a company organized under the laws of PRC and a wholly-owned subsidiary of the Company, entered into a Stock Equity Transfer Agreement (the “Agreement”) whereby Shenzhen Redsun acquired 100% of the issued and outstanding registered share capital of the Taizihu Group. In consideration for the acquisition of Taizihu Group, Shenzhen Redsun paid $2,342,168 (or RMB 14,773,222) in cash to Mr. Hao He, an individual, for 50% of Taizihu, $1,522,409 (or RMB 9,602,594) in cash to Mr. Qinghe Xu, an individual, for 32.5% of Taizihu and $819,759 (or RMB5,170,628) in cash to Mr. Jinqing Xie, an individual, for the remaining 17.5% of Taizihu. Immediately prior to the execution of the Agreement, Taizihu owned 85% of the issued and outstanding registered share capital of Huichun, and pursuant to the terms of the Agreement, Shenzhen Redsun acquired the remaining 15% of the share capital of Huichun from Beijing Kanggang Food Development Co., Ltd. for $817,845 (or RMB5,158,556). The total amount of the consideration paid for the acquisition of the Taizihu Group was $5,502,181 (RMB 34,705,000), and such consideration was determined pursuant to arm’s length negotiations between the parties. As a result of the acquisition, the Company owns and controls 100% of the Taizihu Group.

Consolidation Scope:

Details of our subsidiaries subject to consolidation are as follows:

	Domicile and		Percentage
	Date of	Registered	of
Name of Subsidiary	Incorporation	Capital	Ownership	Principal Activities
City Zone Holdings Limited ("City Zone")	British Virgin Islands, July 27, 2009	$20,283,581	100%	Holding company of Most Smart
Most Smart International Limited ("Most Smart")	Hong Kong,March 11, 2009	$1	100%	Holding company of Shenzhen Redsun
Redsun Technology (Shenzhen) Co., Ltd. ("Shenzhen Redsun")	The PRC, August 20, 2009	$30,000	100%	Holding company of Shenzhen JiRuHai, Taizhihu and Huichun
Shenzhen JiRuHai Technology Co., Ltd.("Shenzhen JiRuHai")	The PRC, August 20, 2009	$14,638	100%	Holding company of Beijing Detian Yu
Detian Yu Biotechnology (Beijing) Co., Ltd. ("Detian Yu")	The PRC, November 30, 2006	$7,637,723	100%	Wholesale distribution of simple-processed and deep-processed packaged food products and staple food. Holding company of the following first five entities.
Jinzhong Deyu Agriculture Trading Co., Ltd. ("Jinzhong Deyu")	The PRC, April 22, 2004	$1,492,622	100%	Organic grains preliminary processing and wholesale distribution.
Jinzhong Yongcheng Agriculture Trading Co., Ltd. ("Jinzhong Yongcheng")	The PRC, May 30, 2006	$1,025,787	100%	Corns preliminary processing and wholesale
Jinzhong Yuliang Agriculture Trading Co., Ltd. ("Jinzhong Yuliang")	The PRC, March 17, 2008	$1,019,516	100%	Corns preliminary processing and wholesale distribution.
Tianjin Guandu Food Co., Ltd. ("Tianjin Guandu")	The PRC, June 21, 2011	$1,544,497	100%	Wholesale distribution of simple-processed and deep-processed packaged food products and staple food.
Hebei Yugu Grain Co., Ltd. ("Hebei Yugu")	The PRC, July 25, 2011	$1,563,824	70%	Wholesale distribution of grain products and operating or acting as an agent of import & export business for grain products.
Shanxi Taizihu Food Co., Ltd. (“Taizihu”) (1)	The PRC, July 27, 2003	$1,208,233	100%	producing and selling fruit beverages and soybean products.
Shanxi HuiChun Bean Products Co., Ltd. (“Huichun”)(1)	The PRC, September 2, 2007	$2,636,192	100%	producing and selling fruit beverages and soybean products.
Beijing Jundaqianyuan Investment Management Co., Ltd. ("Junda")(2)	The PRC, June 13, 2010	$14,637	Variable interest	Shareholding of Deyufarm (14.29%)
Jinzhong Longyue Investment Consultancy Services Co., Ltd. ("Longyue")(2)	The PRC, June 2, 2010	$4,393	Variable interest	Shareholding of Deyufarm (50%)
Deyufarm Innovation Food (Beijing) Co., Ltd. ("Deyufarm")(2)	The PRC, June 13, 2010	$10,493,516	Variable interest	Wholesale distribution of packaged food products and instant millet beverage. Holding company of the following two companies.
Sichuan HaoLiangXin Instant Food Co., Ltd. ("HaoLiangXin")(2)	The PRC, April 25, 2008	$1,202,460	Variable interest	Manufacturing and wholesale distribution of instant grain vermicelli and buckwheat tea products.
Beijing Xinggu Deyufarm Food Co., Ltd. ("Xinggu Deyufarm")(2)	The PRC, November 25, 2010	$1,515,152	Variable interest	Manufacturing of instant grain vermicelli products.

(1)Taizihu and Huichun became the wholly-owned subsidiaries of the Company on February 2, 2012 through a business acquisition. They are within consolidation scope since then.

(2) Detian Yu terminated its control over the Junda, Longyue, Deyufarm, Haoliangxin, Xinggu Deyufarm, (collectively, the “VIE Group”) on December 20, 2011. The operation results of the VIE Group are included in the consolidated financial statements for the three months ended March 31, 2011.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements of Deyu Agriculture Corp. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report. Certain comparative amounts have been reclassified to conform to the current period's presentation.

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

As of March 31, 2012, $262,092 of cash was restricted as the pledge for $2,121,101 (RMB 13,350,000) and $262,009 (RMB 1,650,000 of bank loans obtained from China Merchants Bank at Dongzhimen branch in November 2011 and January 11, 2012, respectively; $240,876 of cash was restricted as pledges for bank loans of $793,966 (RMB 5,000,000), $1,429,139 (RMB 9,000,000) and $2,381,898 (RMB 15, 000,000) obtained from Agriculture Development Bank of China in November 2011, May 2011 and December in 2010, respectively.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed.  We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves.  As of March 31, 2012 and December 31, 2011, there were no customers with accounts receivable greater than six months past due.

Inventories

The Company's inventories are stated at lower of cost or market.  Cost is determined on moving-average basis.  Costs of inventories include purchase and related costs incurred in delivering the products to their present location and condition.  Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions.  Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if valuation allowance is required.  As of March 31, 2012 and December 31, 2011, slow moving or obsolete inventory identified by management was not material.

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

Construction-in-progress

Construction-in-progress consists of amounts expended for a new factory park construction and the cost of the portion of the land use right the new factory park occupied. Construction-in-progress is not depreciated until such time as the assets are completed and put into service.  Once factory park construction is completed, the cost accumulated in construction-in-progress is transferred to property, plant, and equipment.

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

Intangible assets

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

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded.  The estimates are based on historical sales returns, analysis of credit memo data, and other factors known at the time.  For the three months ended March 31, 2012 and 2011, sales discounts from continuing operations were $0 and $42,513, respectively.

We offer a right of exchange on our grain products sold through our relationship with grocery store networks.  The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased.  In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes.  For the three months ended March 31, 2012 and 2011, the returns of our product were not material.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs from continuing operations for the three months ended March 31, 2012 and 2011 were $476,459 and $125,394, respectively.

Research and development

The Company expenses its research and development costs as incurred.  Research and development costs from continuing operations for the three months ended March 31, 2012 and 2011 were not material.

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

Foreign currency translation and comprehensive income

U.S. GAAP requires that recognized revenue, expenses, gains, and losses be included in net income.  Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  The functional currency of the Company is Renminbi (“RMB”).  The unit of RMB is in Yuan.  Translation gains are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.

Statement of cash flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies.  As a result, amounts related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Discontinued operations

Certain prior period amounts have been reclassified in these consolidated financial statements to conform to the 2011 presentation of discontinued operations of the VIE Group for the deep processed grain business. See Notes 1 and 3 for additional information.

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

On December 20, 2011, Detian Yu terminated its control over the VIE Group (see Note 2). The results of the VIE Group for the three months ended March 31, 2011 have been presented as a discontinued operation in the consolidated statements of income and comprehensive income. Selected operating results for the discontinued business are presented in the following tables:

	For The Three Months Ended
	March 31,
	2012	2011
Net revenue	$-	$4,786,445
Cost of goods sold	-	(4,274,227)
Selling, general, and administrative expenses	-	(2,126,287)
Interest income, net	-	4,560
Other income, net	-	4,517
Loss before income taxes	-	(1,604,992)
Income taxes benefits	-	395,985
Net loss	$-	$(1,209,007)

NOTE 4.	BUSINESS COMBINATION

On February 2, 2012, Shenzhen Redsun, wholly-owned by Deyu Agriculture Corp., acquired 100% of the equity interest of Taizihu Group for cash consideration of RMB34,705,000 ($5,502,181).  The acquisition was accounted for as a business combination under the purchase method of accounting.  Taizihu Group’s results of operations were included in Deyu’s results beginning February 3, 2012.  The purchase price has been allocated to the assets acquired and the liabilities assumed based on their fair value at the acquisition date as summarized in the following:

Purchase price	$5,502,181

Allocation of the purchase price:
Cash and cash equivalents	28,867
Restricted cash	240,474
Accounts receivable, net	133,863
Inventory	1,373,222
Advance to supplier	840,849
Prepaid expenses	5,412
Other current assets	445,287
Property, plant, and equipment, net	5,891,772
Construction-in-progress	1,673,997
Long-term Investment	57,705
Other assets	59,448
Intangible assets, net	2,823,087
Short-term loan	(6,499,683)
Accounts payable	(319,077)
Advance from customers	(225,819)
Accrued expenses	(167,453)
Tax Payable	(65,192)
Due to related parties	(80,551)
Other current liabilities	(214,948)
Fair value of net assets acquired	6,001,260

Grain on bargain purchase	$(499,079)

NOTE 5.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	December 31,
	2012	2011
Accounts receivable	$27,880,426	$36,167,136
Less: Allowance for doubtful accounts	-	-
Accounts receivable, net	$27,880,426	$36,167,136

NOTE 6.	INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2012	2011
Raw materials	$9,588,542	$8,108,503
Work in process	460,549	1,971
Finished goods	19,963,467	12,109,353
Supplies	913,305	94,263
Total Inventory	$30,925,864	$20,314,090

NOTE 7.	PREPAID EXPENSES

Prepaid expenses consisted of the following:

	March 31,	December 31,
	2012	2011
Deductible value-added taxes (VAT)	$755,020	$92,531
Prepaid rent	59,882	88,889
Prepaid bank loan guarantee fee	33,082	83,899
Prepaid advertisement	-	46,376
Prepaid other expenses	81,323	79,842
Total	$929,307	$391,537

NOTE 8.	ASSETS HELD FOR SALE

Assets held for sale as of December 31, 2011 represent the cost of timber, timberland and farmland (collectively the “timberland) amounted to RMB 10.3 million ($1.6 million), which management assessed approximating its fair value. The company exchanged the timberland for an office building with paying cash consideration of RMB 7.2 million ($1.1 million) for the variance between the fair values of the office building and the timberland on March 19, 2012. No material gain or loss was generated from this exchange transaction.

NOTE 9.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	March 31, 2012	December 31, 2011
Automobiles	$930,894	$896,648
Buildings	16,397,142	9,593,679
Office equipment	374,290	408,203
Machinery and equipment	7,277,614	2,954,783
Furniture and fixtures	705,501	605,705
Total cost	25,685,439	14,459,018
Less: Accumulated depreciation	(5,187,475)	(2,103,072)
Property, plant, and equipment, net	$20,497,965	$12,355,946

The buildings owned by the Company located in Jinzhong and Quwo, Shanxi Province, China are used for production, warehousing, and offices for our corn grains business. The company exchanged its timberland for an office building of RMB 17.5million ($2.8million) on March 19, 2012, of which depreciation commenced in April 2011.

As of March 31 2012, RMB 36 million ($5,677,814) of buildings, machinery and equipment owned by the Taizihu Group were pledged as collateral for the short-term bank loans.

Depreciation expense from continuing operations for the three months ended March 31, 2012 and 2011 was $411,688 and $207,855, respectively.

NOTE 10.	CONSTRUCTION-IN-PROGRESS

Construction-in-progress amounted to $1,676,788 as of March 31, 2012, mainly represents payment on the construction of a new factory park and the cost of partial of the land use right where the new factory park occupied.

NOTE 11.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2012	2011
Land use rights	$12,835,717	$9,808,497
Software-ERP System and B2C platform	1,047,670	1,032,746
Less: Accumulated amortization	(506,134)	(189,399)
Total	$13,377,253	$10,651,844

According to government regulations of the PRC, the PRC Government owns all land. The Company owns the land use rights of farmland and industrial lands. The Company leases and obtains a certificate of right of 11,667 square meters with the PRC Government in Jingzhong, Shanxi Province where Jinzhong Deyu’s buildings and production facility are located at. The term of the right is four to five years and renewed upon expiration. The right was fully amortized as of December 31, 2010 using the straight-line method. The term of the right was for the period from March 14, 2007 to March 14, 2011. The Company has been in the process of renewing the land use right certificate since the expiration date. According to a Certification issued by the Jinzhong Municipal Bureau of Land and Resources on March 30, 2011, Jinzhong Deyu holds the legal title of the land use rights during the period of the renewal process.

Taizihu leases and obtains a certificate of right to use the industrial land of 100,000 square meters with the PRC Government in Quwo County, Shanxi Province where Taizihu Group’s buildings and production facility are located at. The term of the right is 50 years from October 28, 2008 to October 27, 2058. The amortization of the land use right was commenced in October 2008 using the straight-line method over 50 years. Of the 100,000 square meters of land, approximately 26,000 square meters amounted to $957,085 were used for the construction of the new factory park and were reclassified from intangible assets to construction-in-progress when the construction commenced in January 2011 and as reported on the consolidated balance sheet as of March 31, 2012 and December 31, 2011. The land use right used for the construction of the new factory park has been suspended for amortization since January 2011 when the construction commenced.

As of March 31, 2012, RMB24 million ($3,770,118) of land use right owned by Taizihu Group were pledged as collateral for short-term bank loans, of which RMB 6.0 million ($956,538) was reclassified under construction-in-progress.

Amortization expense of the intangible assets for the three months ended March 31, 2012 and 2011 was $47,004 and $16,544.

NOTE 12.	OTHER ASSETS

Other assets consisted of the following:

	March 31, 2012	December 31, 2011
Net deferred tax assets - noncurrent	$764,564	$648,759
Land use rights	181,960	78,776
Total	$946,524	$727,535

The land use right amounted to RMB 1.15 million ($181,960) as of March 31, 2012 represents the land use right located at Shanzhuangtou, Jinzhong, Shanxi Province, The Company exchange it timberland for the buildings with the land use right on March 19 2012 (see NOTE 8), The title transferring of the land use right is in the progress as of March 31, 2012.

NOTE 13.	SHORT-TERM LOAN

 Short-term loan consisted of the following:

	March 31,	December 31,
	2012	2011
March 31, December 31, 2012 2011 Bank loan payable to Bank of Communications, bearing interest at a floating rate of prime rate plus 30% of prime rate, of which prime rate was based on one-year loan interest rate released by The People's Bank of China. The actual interest rate as of March 31, 2012 and December 31, 2011 was 8.5280%. The term of the loan started from May 10, 2011 with maturity date on May 9, 2012. The loan was obtained by Detain Yu and guaranteed by Zhongyuan Guoxin Credit Guarantee Co., Ltd., Wenjun Tian and Jianming Hao for a period of one year starting from May 10, 2011. The loan was paid off on May 9, 2012.	$7,939,659	$7,944,200

Bank loan payable to Agriculture Development Bank of China, bearing interest at six-month to one-year prime interest rate released by The People's Bank of China. The actual interest rate as of March 31, 2012 was 6.560%. The term of the loan started from December 29, 2010 with maturity date on December 29, 2011. The loan was obtained by Taizhihu and pledged by its buildings and land use rights. As of December 31, 2011, Taizihu was under the negotiation with Agriculture Development Bank of China to extend the term of the loan. The loan was paid off on April 18, 2012.	2,381,898	-

Bank loan payable to China Merchants Bank Beijing Dongzhimen subbranch, bearing interest at a floating rate of prime rate plus 20% of prime rate, of which prime rate was based on one-year loan interest rate released by The People's Bank of China. The actual interest rate as of March 31, 2012 and December 31, 2011 was 7.8720%. The term of the loan started from November 30, 2011 with maturity date on November 29, 2012. The loan was obtained by Detain Yu and guaranteed by China Agriculture Credit Guarantee Co., Ltd. for a period of one year starting from November 30, 2011.	2,119,888	2,121,101

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd, bearing interest at a floating rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of March 31, 2012 and December 31, 2011 was 15.084%. The term of the loan started from August 8, 2011 with maturity date on August 7, 2012. The loan was obtained by Jinzhong Deyu and guaranteed by Jinzhong Juntai Automotive Parts Manufacturing Co., Ltd., for a period of two years starting from August 7, 2012.	1,587,932	1,588,840

Bank loan payable to Agriculture Development Bank of China, bearing interest at six-month to one-year prime interest rate released by The People's Bank of China. The actual interest rate as of March 31, 2012 was 6.560%. The term of the loan started from May 31, 2011 with maturity date on May 30, 2012. The loan was obtained by Taizhihu and pledged by its machinery and equipment.	1,429,139	-

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd., bearing interest at a floating rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of March 31, 2012 and December 31, 2011 was 15.084%. The term of the loan started from August 9, 2011 with maturity date on August 7, 2012. The loan was obtained by Jinzhong Yongcheng and guaranteed by Yuci Jinmao Food Processing Factory, for a period of two years starting from August 7, 2012.	1,349,742	1,350,514

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd., bearing interest at a floating rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of March 31, 2012 and December 31, 2011 was 15.084%. The term of the loan started from August 9, 2011 with maturity date on August 7, 2012. The loan was obtained by Jinzhong Yuliang and guaranteed by Yuci Jinmao Food Processing Factory, for a period of two years starting from August 7, 2012.	1,349,742	1,350,514

Bank loan payable to Shanxi Agriculture Rural Credit Union Co., Ltd., bearing interest at a floating rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of March 31, 2012 was 14.513%. The term of the loan started from June 10, 2011 with maturity date on June 9, 2012. The loan was obtained by Taizhihu and pledged by its buildings, machinery, and equipment.	1,111,552	-

Bank loan payable to Agriculture Development Bank of China, bearing interest at six-month to one-year prime interest rate released by The People's Bank of China. The actual interest rate as of March 31, 2012 was 6.560%. The term of the loan started from November 3, 2011 with maturity date on Oct.30, 2012. The loan was obtained by Taizhihu and pledged by the machinery and equipment of Taizhihu.	793,966	-

Bank loan payable to Shanxi Agriculture Rural Credit Union Co., Ltd., bearing interest at a floating rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of March 31, 2012 was 14.513%. The term of the loan started from June 10, 2011 with maturity date on June 9, 2012. The loan was obtained by Taizhihu and pledged by its buildings, machinery, and equipment.	793,966	-

Bank loan payable to China Merchants Bank Beijing Dongzhimen subbranch, bearing interest at a floating rate of prime rate plus 20% of prime rate, of which prime rate was based on one-year loan interest rate released by The People's Bank of China. The actual interest rate as of March 31, 2012 was 7.8720%. The term of the loan started from January 11, 2012 with maturity date on January 10, 2013. The loan was obtained by Detain Yu and guaranteed by China Agriculture Credit Guarantee Co., Ltd. for a period of one year starting from November 30, 2011.	262,009	-

Loan payable to Hangzhou TianCi Investment Management Co., Ltd., an unrelated party. The loan was unsecured, bearing no interest and no due date was specified.	58,278	58,311

Total	$21,177,769	$14,413,480

Loan payable to Hangzhou TianCi Investment Management Co., Ltd., an unrelated party. The loan was unsecured, bearing no interest and no due date was specified.

NOTE 14.	NOTES PAYABLE

Notes payable consisted of the following:

	March 31, 2012	December 31, 2011

Bank notes payable to Jinzhong Haida Nongyi Trading Co., Ltd. issued by Bank of Communication at Beijing Gongzhifen branch, bearing no interest and no finance charge.This note is for August 17, 2011 through February 17, 2012.The note was obtained and issued by Detian Yu Biotechnology (Beijing) Co., Ltd.
The note was paid off on March 7, 2012.	$-	$1,588,840
Total	$-	$1,588,840

NOTE 15.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2012	December 31, 2011
Accrued VAT and other taxes	$562,918	$412,437
Accrued freight	533,731	-
Accrued payroll	245,705	266,983
Accrued professional fees	187,225	-
Others	65,222	469,785
Total	$1,594,801	$1,149,205

NOTE 16.	INCOME TAXES

United States

The Company is incorporated in the United States of America and is subject to the U.S. federal and state taxation.  No provision for income taxes have been made as the Company has no taxable income in the U.S.  The applicable income tax rate for the Company for the three months ended March 31, 2012 and 2011 was 34%.  No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

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

The provision for income taxes from continuing operations on income consists of the following for the three months ended March 31, 2012 and 2011:

	For The Three Months Ended March 31,
	2012	2011
Current income tax expense (benefit)
U.S.	$-	$-
PRC	170,967	-
Total current expense (benefit)	170,967	$-

Deferred income tax expense (benefit)
U.S.	$-	$-
PRC	30,327	(626,250)
Less: Income tax benefit attributable to discontinued operations	-	395,985
Income tax expense (benefit) attributable to continuing operations	$201,294	$(230,265)

The following is a reconciliation of the statutory tax rate to the effective tax rate of the continuing operations for the three months ended March 31, 2012 and 2011:

	For The Three Months Ended March 31,
	2012	2011
Expected U.S. income tax expense	34.0%	34.0%
Increase (decrease) in taxes resulting from:
Tax-exempt income	-30.2%	-40.8%
Foreign tax differential	-0.7%	1.4%
Change in valuation allowance	3.2%	1.9%
Intercompany elimination	-2.6%	-0.5%
Other	0.6%	-1.5%
Income tax expense (benefit) attributable to continuing operations	3.1%	-5.4%

Significant components of the Company’s net deferred tax assets as of March 31, 2012 and December 31, 2011 are presented in the following table:

	March 31,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards (NOL)	$2,390,131	$2,255,365
Share-based compensation	394,931	351,203
Deferred tax assets acquired in business combination	87,264	-
Total	2,872,326	2,606,568
Less: Valuation allowance	(2,022,390)	(1,813,056)
Total deferred tax assets, net	$849,936	$793,512

NOTE 17.	NET INCOME PER SHARE

Reconciliation of the basic and diluted net income per share was as follows:

	Amounts (Numerator)	Shares (Denominator)	Per Share Amount
For the three months ended March 31, 2012:
Net income from continuing operations attributable to common stockholders - basic	$6,208,060	10,564,774	$0.59
Preferred dividends applicable to convertible preferred stocks	110,075	2,015,835
Net income from continuing operations attributable to common stockholders - diluted	$6,318,135	12,580,609	$0.50

Net income attributable to common stockholders - basic	$6,208,060	10,564,774	$0.59
Preferred dividends applicable to convertible preferred stocks	110,075	2,015,835
Net income attributable to common stockholders - diluted	$6,318,135	12,580,609	$0.50

For the three months ended March 31, 2011:
Net income from continuing operations attributable to common stockholders - basic	$4,408,069	10,469,774	$0.42
Preferred dividends applicable to convertible preferred stocks	97,687	4,111,360
Net income from continuing operations attributable to common stockholders - diluted	$4,505,756	14,581,134	$0.31

Net income attributable to common stockholders - basic	$3,343,245	10,469,774	$0.32
Preferred dividends applicable to convertible preferred stocks	97,687	4,111,360
Net income attributable to common stockholders - diluted	$3,440,932	14,581,134	$0.24

NOTE 18.	SHAREHOLDERS’ EQUITY

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

As a result of the Exchange Agreement effective April 27, 2010, we acquired 100% of the equity interest of City Zone, the business and operations of which now constitutes our primary business and operations through its wholly-owned PRC subsidiaries.  Specifically, as a result of the Exchange Agreement:

·	We issued 8,736,932 shares of our common stock to the City Zone Shareholders;
·	The ownership position of our shareholders who were holders of common stock immediately prior to the Exchange Agreement changed from 100% to 9.5% (fully diluted) of our outstanding shares; and
·	City Zone Shareholders were issued our common stock constituting approximately 65.71% of our fully diluted outstanding shares.

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

Common Stock

As of the Final Closing, we had 9,999,999 shares of common stock issued and outstanding. Between the Final Closing date to March 31, 2012, an aggregate of 524,775 shares of Series A Preferred were converted to 524,775 common stocks and an aggregate of 40,000 common stocks were issued. As of March 31, 2012, total number of common stock issued and outstanding was 10,564,774 shares.

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

As of March 31, 2012, an aggregate of 524,775 shares of Series A Preferred were converted to common stocks. On July 29, 2011, 66,739 shares of Series A Preferred were issued as dividends to the shareholders of Series A Preferred. As of March 31, 2012, total number of Series A Preferred Shares issued and outstanding was 1,997,467 shares.

For the three months ended March 31, 2012 and 2011, the Company recorded $110,075 and $97,687 preferred dividend expense, respectively.

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

 These fair values were necessary to develop relative fair value calculation for allocations of certain elements of the financing arrangement, principally proceeds and the related direct financing costs.  The following tables reflect assumptions used to determine the fair value of the Series A Preferred stock:

	Fair Value Hierarchy Level	Series A Preferred April 27, 2010	Series A Preferred May 10, 2010
Indexed common shares		1,866,174	589,689

Components of fair value:
Common stock equivalent value		$6,631,403	$2,083,094
Dividend feature		659,821	209,439
		$7,791,224	$2,292,533

Significant assumptions:
Common stock price	3	3.55	3.53
Horizon for dividend cash flow projection	3	2.00	2.00
Weighted average cost of capital ("WACC")	3	15.91%	15.55%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. There were no level 1 inputs.

(2)	Level 2 inputs are significant other observable inputs. There were no level 2 inputs.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety.

●	Stock price- Given that management did not believe our trading market price was indicative of the fair value of our common stock at the measurement date, the common stock price value was derived implicitly from an iterative process based upon the assumption that the consideration of the Private Placement was the result of an arm’s length transaction. The Private Placement was composed of Series A Preferred Stock and Series A Warrants which were both indexed to our common stock; accordingly, we used an iterative process to determine the value of our common stock in order for the fair value of the Series A Preferred and Series A Warrants to equal the amount of consideration received in the Private Placement.

●	Dividend horizon- We estimated the horizon for dividend payment at 2 years.

●	WACC- The rates utilized to discount the cumulative dividend cash flows to their present values were based on a weighted average cost of capital of 18.94% and 18.60%, as of April 27, 2010 and May 10, 2010, respectively. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require in an investment in companies similar in size and operating in similar markets as Deyu Agriculture Corporation. The cost of equity was determined using a build-up method which begins with a risk free rate and adds expected risk premiums designed to reflect the additional risk of the investment. Additional premiums or discounts related specifically to us and the industry are also added or subtracted to arrive at the final cost of equity rate. The cost of debt was determined based upon available financing terms.

●	Significant inputs and assumptions underlying the model calculations related to the warrant valuations are as follows:

The following tables reflect assumptions used to determine the fair value of the Warrants:

		April 27, 2010		May 10, 2010
	Fair Value Hierarchy Level	Investor warrants	Agent warrants	Investor warrants	Agent Warrants

Indexed shares		746,479	130,632	235,883	41,279
Exercise price		5.06	4.84	5.06	4.84

Significant assumptions:
Stock price	3	3.55	3.55	3.53	3.53
Remaining term	3	5 years	5 years	5 years	5 years
Risk free rate	2	2.39%	2.39%	2.24%	2.24%
Expected volatility	2	45.25%	45.25%	45.47%	45.47%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	There were no Level 1 inputs.

(2)	Level 2 inputs include:

●	Risk-free rate- This rate is based on publicly-available yields on zero-coupon Treasury securities with remaining terms to maturity consistent with the remaining contractual term of the warrants

●	Expected volatility- We did not have a historical trading history sufficient to develop an internal volatility rate for use in the model. As a result, we have used a peer approach wherein the historical trading volatilities of certain companies with similar characteristics as ours and who had a sufficient trading history were used as an estimate of our volatility. In developing this model, no one company was weighted more heavily.

(3)	Level 3 inputs include:

●	Stock price- Given that management did not believe our trading market price was indicative of the fair value of our common stock at the measurement date, the stock price was determined implicitly from an iterative process based upon the assumption that the consideration of the Private Placement was the result of an arm’s length transaction.

●	Remaining term- We do not have a history to develop the expected term for our warrants. Accordingly, we have used the contractual remaining term in our calculations.

The following is a summary of the status and activity of warrants outstanding as of March 31, 2012:

Outstanding Warrants
Exercise Price	Number of Warrants	Average Remaining Contractual Life
$5.06	982,362	3.07 years
$4.84	171,911	3.07 years
Total	1,154,273

Number of Warrants
Outstanding as of January 1, 2012	1,154,273
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March 31, 2012	1,154,273

NOTE 19.	SHARE-BASED COMPENSATION

As of March 31, 2012, the Company had one share-based compensation plan as described below.  The compensation cost that had been charged against income for the plan was $128,359 and $137,588 for the three months ended March 31, 2012 and 2011 respectively.  The related income tax benefit recognized was $43,642 and $46,780 for the three months ended March 31, 2012 and 2011 respectively.  A 100% valuation allowance was assessed against the deferred tax assets derived from such tax benefit as of March 31, 2012 and December 31, 2011.

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

Share-based Compensation plan on March 8, 2012

On March 8, 2012, the Company’s Board of Directors allocated to and authorized for use the maximum number of shares allowable pursuant to the terms of the Plan and granted 420,000 options under the Plan, of which 264,000 were new options and 156,000 were re-granted after such options were forfeited by employees as a result of their resignations from the Company in accordance with the terms of their option agreements. All of the newly granted options vest as follows:

(i)	50% of the options granted will vest six (6) months after the date of the grant; and
(ii)	50% of the options granted will vest twelve (12) months after the date of the grant.

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

The following tables reflect assumptions used to determine the fair value of the option award:

Options granted on November 8, 2010:

Exercisable Period	12/8/2010 - 11/8/2020	11/8/2011 - 11/8/2020	11/8/2012 - 11/8/2020
Risk-free Rate (%)	1.12	1.27	1.46
Expected Lives (years)	5.04	5.50	6.00
Expected Volatility (%)	46.10	44.49	43.04
Expected forfeitures per year (%)	0.00-18.00	0.00-18.00	0.00-18.00
Dividend Yield (%)	0.00	0.00	0.00

Options granted on December 15, 2010:

Exercisable Period	1/15/2011 - 12/15/2020	12/15/2011 - 12/15/2020	12/15/2012 - 12/15/2020
Risk-free Rate (%)	2.15	2.32	2.50
Expected Lives (years)	5.04	5.50	6.00
Expected Volatility (%)	46.15	44.52	43.09
Expected forfeitures per year (%)	0.00	0.00	0.00
Dividend Yield (%)	0.00	0.00	0.00

Options granted on March 8, 2012:

Exercisable Period	09/08/2012 - 03/08/2020	03/08/2013 - 03/08/2020
Risk-free Rate (%)	0.94	1.00
Expected Lives (years)	5.25	5.49
Expected Volatility (%)	45.91	45.22
Expected forfeitures per year (%)	0.00	0.00
Dividend Yield (%)	0.00	0.00

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	There were no Level 1 inputs.

(2)	Level 2 inputs include:

●	Risk-free rate- This rate is based on continuous compounding of publicly-available yields on U.S. Treasury securities with remaining terms to maturity consistent with the expected term of the options at the dates of grant.

●	Expected volatility- We did not have a historical trading history sufficient to develop an internal volatility rate for use in the model. As a result, we have used a peer approach wherein the historical trading volatilities of certain companies with similar characteristics as ours and who had a sufficient trading history were used as an estimate of our volatility. In developing this model, no one company was weighted more heavily.

(3)	Level 3 inputs include:

●	Expected lives- The expected lives of options granted were derived from the output of the option valuation model and represented the period of time that options granted are expected to be outstanding.

●	Expected forfeitures per year- The expected forfeitures are estimated at the dates of grant and will be revised in subsequent periods pursuant to actual forfeitures, if significantly different from the previous estimates.

The estimates of fair value from the model are theoretical values of stock options and changes in the assumptions used in the model could result in materially different fair value estimates.  The actual value of the stock options will depend on the market value of the Company’s common stock when the stock options are exercised.

A summary of option activity under the Plan as of March 31, 2012, and changes during the three-month period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding as of January 1, 2012	971,000	$4.40
Granted	420,000	1.45
Exercised	-	-
Forfeited	(156,000)	$4.40
Outstanding as of Mar 31, 2012	1,235,000	$3.40	4.41 years
Exercisable as of Mar 31, 2012	543,333	$4.40	4.31 years
Vested and expected to vest (3)	1,193,769	$3.36	4.73 years

* Includes vested shares and unvested shares after a forfeiture rate is applied.

A summary of the status of the Company’s unvested shares as of March 31, 2012, and changes during the three months ended March 31, 2012 is presented below:

Unvested Shares	Shares	Weighted- Average Grant- Date Fair Value
Unvested as of January 1, 2012	271,667	$487,813
Granted	420,000	249,669
Vested	-	-
Forfeited	-	-
Unvested as of March 31, 2012	691,667	$737,482

NOTE 20.	RELATED PARTY TRANSACTIONS

Transactions

	For The Three Months Ended March 31,
	2012	2011
Sales to Beijing Doukounianhua Biotechnology Co., Ltd	$8,899	$-
Sales to Beijing Yilian Gifts Tech. Development Co., Ltd.	3,540	-

Mr. Jianming Hao, Chief Executive Officer of the Company is the Executive Director of Beijing Yilian Gifts Tech. Development Co., Ltd. Jianbin Zhou, the Chief Operating Officer of the Company is the legal representative of Beijing Doukounianhua Biotechnology Co., Ltd The prices in the transactions with related parties were determined according to market price sold to or purchased from third parties.

Due from related parties

	March 31, 2012	December 31, 2011

Due from HE Hao	$74,551	$-
Due from Beijing Doukounianhua Biotechnology Co., Ltd.	35,418	24,666
Due from Chang Qinpin	10,639	-
Due from Jinshang International Finance Leasing Co., Ltd.	4,226	3,537
Due from Beijing Yilian Gifts Tech. Development Co., Ltd.	-	468,976
Due form Deyufarm Innovation Food (Beijing) Co., Ltd.	-	89,929
Total	$124,834	$587,108

Due to related parties

	March 31, 2012	December 31, 2011

Due to Mr. Wenjun Tian	$2,540,691	$2,542,144
Due to Dongsheng International Investment Co., Ltd.	2,445,415	2,899,633
Due to Beijing Yilian Gifts Tech. Development Co., Ltd.	280,916	3,338
Total	$5,267,022	$5,445,115

Mr. Wenjun Tian, the former President and Executive Director of the Company is also the President and Executive Director of Dongsheng International Investment Co., Ltd.  Those advances as of March 31, 2012 and December 31, 2011 are unsecured, bear no interest and no due date is specified. Mr. Wenjun Tian, the former President and Executive Director of the Company is the Executive Director of Jinshang International Finance Leasing Co., Ltd.  Deyufarm Innovation Food (Beijing) Co., Ltd. was no longer considered a related party after the VIE termination on December 20, 2011 (see Note 1) simultaneously accompanied with the key executives of the Company resigning from the VIE Group as management and selling their shares in the VIE Group to an unrelated individual.

Guarantees

As of March 31, 2012, Zhongyuan Guoxin Credit Guarantee Co., Ltd., China Agriculture Credit Guarantee Co., Ltd., Tian Wenjun and Jianming Hao provided guarantees on short-term loans obtained by Detain Yu. Yuci Jinmao Food Processing Factory of which the legal representative is Junlian Zheng, the wife of Junde Zhang, Vice President of the Company provided guarantees on short-term loans obtained by Jinzhong Yongcheng and Jinzhong Yulian.

As of March 31, 2012, Jinzhong Deyu provided guarantees on short-term loans obtained by Jinzhong Yuliang and Jinzhong Yongcheng. Jinzhong Yuliang also provided guarantees on a short-term loan obtained by Jinzhong Yongcheng.

NOTE 21.	SEGMENT REPORTING

The Company defined reportable segments according to ASC Topic 280. In the fourth quarter of 2011, the management changed the structure of allocating resources and assessing performance of the group. The new three segments were identified primarily based on the structure of allocating resources and assessing performance of the group, including corn division, grain division and bulk trade division. The segment reporting information for the three months ended March 31, 2012 was based on these three segments and that for the three months ended March 31, 2011 was restated accordingly.

The corn division is in the business of purchasing corns from farmers, processing simply and distributing to agricultural product trading companies through wholesale.  The business of grain division is conducted by processing and distributing grains and other products to supermarkets and convenient stories after processing with our own brand names, including “Deyu”, “Shi-Tie”, “Huichun” and “Longquan Villa”.  The business of bulk trading division is conducted by bulk purchasing and selling of raw grain.

For The Three Months Ended March 31, 2012	Corn Division	Grain Division	Bulk Trading Division	Others	Total
Revenues from external customers	$43,207,086	$14,650,645	$4,881,738	$-	$62,739,469
Intersegment revenues	-	-	-	-	-
Interest revenue	3,583	3,190	4,765	-	11,538
Interest expense	(214,903)	(207,432)	(62,209)	-	(484,544)
Net interest (expense) income	(211,320)	(204,243)	(57,444)	-	(473,007)
Depreciation and amortization	(191,959)	(397,123)	(90)	(6,099)	(595,271)
Noncontrolling interest	-	-	-	21,434	21,434
Segment net profit (loss)	3,515,022	2,716,663	457,230	(392,214)	6,296,701

For The Three Months Ended March 31, 2011	Corn Division	Grain Division	Bulk Trading Division	Others	Total
Revenues from external customers	$20,491,926	$6,735,410	$9,418,481	$-	$36,645,817
Intersegment revenues	-	-	-	-	$-
Interest revenue	283,851	22,796	-	-	$306,647
Interest expense	4,901	1,234	17	262	$6,415
Net interest (expense) income	(74,378)	4,591	(30)	-	$(69,817)
Depreciation and amortization	(73,977)	5,763	(13)	262	$(67,965)
Noncontrolling interest	(49,640)	(196,792)	44,425	(5,849)	$(207,856)
Segment net profit (loss)	3,592,220	1,019,920	447,737	(554,122)	$4,505,756

All of our revenues were generated from customers in China.  All long-lived assets are located in China.  The following tables set forth our three major customers in each segment:

	For The Three Months Ended March 31,
Corn Division :	2012	2011
Chongqin Sanwang Feed Co., Ltd.	8.0%	-
Meishan Whens' Rear Lifestock Co., Ltd.	6.5%	-
Jiajiang Nanshan Trading Co., Ltd.	6.1%	0.4%
Top Three Customers as % of Total Gross Sales:	20.6%	0.4%

Grain Division :
Deyufarm Innovation Food (Beijing) Co., Ltd.	18.8%	-
Shenzhen Xinjiawang Co., Ltd.	6.8%	-
Shanxi Doukounianhua Food Co., Ltd.	6.7%	-
Top Three Customers as % of Total Gross Sales	32.3%	-

Bulk Trading Division :
Shanxi Zhengda Co., Ltd.	27.2%	-
Shanxi Guchuan Food Co., Ltd.	26.2%	-
Yunmeng Zhang	14.0%	-
Top Three Customers as % of Total Gross Sales:	67.4%	-

NOTE 22.	CONCENTRATION OF CREDIT RISK

As of March 31, 2012 and December 31, 2011, all of the Company’s cash balances in bank were maintained within the PRC where no rule or regulation currently in place to provide obligatory insurance for bank deposits in the event of bank failure.  However, the Company has not experienced any losses in such accounts and believes it is not exposed to such risks on its cash balances in bank.

For the three ended March 31, 2012 and 2011, all of the Company’s sales were generated in the PRC.  In addition, all accounts receivable as of March 31, 2012 and December 31, 2011 were due from customers located in the PRC.

No single customer accounted for greater than 10% of the Company’s consolidated gross revenue for the three months ended March 31, 2012 and 2011 or consolidated accounts receivable as of March 31, 2012 and December 31, 2011

NOTE 23.	COMMITMENTS AND CONTINGENCIES

 Lease Commitments

The Company leases railroad lines, warehouses, and offices under operating leases.  Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

As of March 31,	Operating Leases
2013	$201,533
2014	169,416
2015	166,722
2016	87,482
2017	87,482
Thereafter	909,074
$1,621,709

Contingencies

On February 12, 2012, the Company’s former Chief Financial Officer alleged that the Company may have violated certain state and federal laws and regulations and upon receipt of such allegations, the Company's Audit Committee retained K&L Gates LLP to conduct an inquiry into such allegations. On March 27, 2012, the Company received a letter asserting a claim of wrongful termination in violation of public policy wherein the former Chief Financial Officer seeks payment of $250,000 plus the issuance of 60,000 shares of common stock in settlement for the claimed damages therein.

The Company believes that such allegations and claims are without merit and intends to vigorously defend such allegations and claims. Because the inquiry is in its initial stages, the Company is not currently able to predict the probability of a favorable or unfavorable outcome, or the amount of any possible loss in the event of an unfavorable outcome. Consequently, no material provision or liability has been recorded for such allegations and claims as of March 31, 2012. However, management is confident in its defenses to such allegations and claims.

NOTE 24.	SUBSEQUENT EVENTS

The Company has evaluated events after the balance sheet date of these consolidated financial statements through the date these consolidated financial statements were issued. There were no other material subsequent events as of that date.

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

Operating revenue from continuing operations for the three months ended March 31, 2012 was $62,739,469, representing a 71.2% increase from $36,645,816 for the three months ended March 31, 2011. Our net income available to common stockholders for the three months ended March 31, 2012 was $6,208,060, representing an 85.7% increase from $3,343,245 for the three months ended March 31, 2011.

We conduct our business through three divisions:

•	Corn Division –acquires unprocessed corn and perform value-added processes to the corn such as cleaning, drying and packaging. Consumers range from livestock feed companies to corn oil/corn starch manufacturing companies and governmental procurement agencies in China.

•	Grain Division –acquires unprocessed grains including millet, green bean, soy bean, black rice and many other varieties of grains traditionally grown and consumed in China and performs value-added processes to the grains such as peeling, cleaning, grinding and packaging. The Grain Division also produces and distributes deep processed grain products, including bean based products, fruit vinegars and juices and other grain products. The finished products of this division are then sold directly to supermarkets and convenience stores in China and overseas.

•	Bulk Trading Division –conducts bulk trading through procuring and wholesaling rice, flour, wheat, kidney beans, green beans and other agricultural products. The majority of our customers for this division are food manufacturers, grain trading companies, wholesalers and governmental procurement agencies in China.

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

We have a modern processing center for corn with five drying cylinders and six warehouses, the construction of which was completed in 2011. Our total capacity of storage and annual turnover of corn has exceeded 100,000 tons and 700,000 tons, respectively. We are also equipped with fully automatic and advanced production lines for grain processing which help produce grain products with high quality by maintaining the nutritional components of the products.

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

We have cultivated an extensive wholesale network for corn and bulk trading with customers including various livestock feed companies , food manufacturers, corn oil/corn starch manufacturing companies, grain trading companies, wholesalers and governmental procurement agencies in approximately 15 provinces. Meanwhile, our retail sales network for processed grain covers approximately 20,000 supermarkets and convenience stores with distribution to over 29 provinces in China, including the cities of Beijing, Tianjin, Jinan, Fuzhou, Chengdu and Shijiazhuang, in some of the world’s most widely known supermarkets. Our retail sales channels are as follows:

•	Supermarkets : At present, our sales network covers approximately 20,000 supermarkets and convenience stores with distribution to over 29 provinces in China, including the cities of Beijing, Tianjin, Jinan, Fuzhou, Chengdu and Shijiazhuang, in some of the world’s most widely known supermarket chains.

•	Sales channels of unpackaged products : We also sell unpackaged products of various kinds of grains at special counters under the brand name “Deyu” in over 200 supermarkets open and loosely in baskets where customers can scoop the grains into plastic bags to determine the volume they want, and such sales strategy targets a large number of consumers.

•	Overseas sales : We acquired the Taizihu Group in February 2, 2012, which has established sales channels to export bean-based products through exporting agencies to Germany, Japan, and other countries.

Recent Developments

In February 2012, we acquired the Taizihu Group, which has a well-established grain product line that includes over 100 types of bean-based products, fruit vinegars and juices and other grain products. By leveraging the Taizihu Group's product lines, we look to capture a more substantial share of market for health food and drinks through integrating our sales network of approximately 20,000 supermarkets and retail stores with the Taizihu Group's sales channels, which consist of 100 distributors in more than 10 of China’s provinces, as well as export channels in Germany, Japan, and other countries.

The Taizihu Group has a production base with site coverage of over 1,076,000 square feet and a constructed area of 234,000 square feet in proximity to Houma, a transportation hub. This base is equipped with advanced production lines . At this time, less than one third of the land at this production base has been developed. We believe that we can develop more production lines for accommodating the potential rise in future demand without acquiring land use rights for more land.

In April, we began working with leading noodle OEM (Original Equipment Manufacturing) producers to offer a new product line under the Deyu brand name featuring a variety of noodle products through our extensive distribution in channels in China. The variety of noodles includes smooth surfaced noodles, fragrant mushroom noodles, chicken egg noodles and high gluten noodles. Noodles, a longtime staple of the Chinese diet, experienced a compound annual growth rate of 20.5%, significant growth in sales during 2003 to 2009 according to the China Food Industry Association, from about $762 million (or RMB 4.8 billion) to $2.3 billion (or RMB 14.4 billion). We believe these products will quickly gain popularity in China as our brand name has become well recognized among customers and we believe we can capture a sizeable share of China’s growing noodle market.

Plan of Operation

During the past several years, we have accumulated ample resources and advantages through Deyu’s operation model of “Company + Farmers + Base” supplemented by advanced production, strong warehousing capacity and exclusive logistics and extensive sale network. Our mission is to grow to be a leading and diversified agriculture company. We plan to continue to grow our business through extending our operating model to other producing areas of corn and grain such as Hebei Province and North East China. In the meantime, we plan to enrich our product lines by introducing new products into our operational chain and to capture more market shares of other food product sectors such as oil and staple foods. We plan to carefully consider vertical or horizontal acquisitions for our business growth, although we do not currently have any agreements in place to do so.

For the remainder of 2012, we plan to continue to explore more large feed manufactures as our major corn customers. In terms of our sales and marketing strategy for retail sales, instead of rapidly increasing the number of stores selling our products as a whole, we plan to shift our focus on promoting our name brand and products regionally, and increasing customer purchases on a per store basis. We plan to explore our export business through export agents or B2C E-Commerce based on the products produced by the Taizihu Group. Currently, export products mainly include bean-based products however we believe they will also include some organic products, refined packaged grains and large packaged grains. In addition, for our bulk trading business, we plan to focus on fully utilizing our operation chain resources and diversifying our grain varieties, especially certain rare grain varieties in China such as kidney beans, green beans and sunflower seeds by anticipating demand trends in the market.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2012 as Compared to the Three Months Ended March 31, 2011

	For The Three Months Ened March 31,
	2012	2011	Change	%

Net revenue	$62,739,469	$36,645,816	$26,093,653	71.2%
Cost of goods sold	(50,319,668)	(28,804,699)	(21,514,969)	74.7%
Gross Profit	12,419,801	7,841,117	4,578,684	58.4%

Selling expenses	(4,158,372)	(2,223,403)	(1,934,969)	87.0%
General and administrative expenses	(1,858,774)	(1,310,160)	(548,614)	41.9%
Total Operating Expense	(6,017,146)	(3,533,563)	(2,483,583)	70.3%
Operating income	6,402,655	4,307,554	2,095,101	48.6%

Interest income	11,538	6,415	5,123	79.9%
Interest expense	(484,544)	(78,938)	(405,606)	513.8%
Non-operating income	568,346	40,460	527,886	1304.7%
Total Other Expense	95,340	(32,063)	127,403	-397.4%

Income from continuing operations before income taxes	6,497,995	4,275,491	2,222,504	52.0%
Income taxes	(201,294)	230,265	(431,559)	-187.4%
Income from continuing operations	6,296,701	4,505,756	1,790,945	39.7%
Loss from discontinued operations, net of income taxes	-	(1,209,007)	1,209,007	-100.0%

Net income	6,296,701	3,296,749	2,999,952	91.0%
Net loss attributable to noncontrolling interests	21,434	144,183	(122,749)
Net income attributable to Deyu Agriculture Corp.	6,318,135	3,440,932	2,877,203	83.6%
Preferred stock dividends	(110,075)	(97,687)	(12,388)	12.7%
Net income available to common stockholders	$6,208,060	$3,343,245	$2,864,815	85.7%

Net Revenue

Our net revenue for the three months ended March 31, 2012 was $62.7 million compared with $36.6 million for the three months ended March 31, 2011, an increase of $26.1 million, or 71.2%. This was the combined result of an increase of $22.7 million of corn sales, an increase of $7.9 million of grain sales and a decrease of $4.5 million of bulk trading sales. Sales derived from our Corn Division, Grain Division and Bulk Trading Division for the three months ended March 31, 2012 were $43.2 million, $14.6 million and $4.9 million respectively, accounting for 68.9%, 23.4% and 7.8% of total net revenue, respectively.

The following table breaks down the distribution of our sales volume and amount by division and as a percentage of gross sales:

	For The Three Months Ended March 31,
	2012			2011
	Volume (ton)	Net Revenue	% of total sales	Volume (ton)	Net Revenue	% of total sales	Changes	%
Corn Division	120,328	$43,207,086	68.9%	66,900	$20,491,926	55.9%	$22,715,160	110.8%
Grain Division	9,700	14,650,645	23.4%	5,301	6,735,410	18.4%	7,915,235	117.5%
Bulk Trading Division	11,668	4,881,738	7.8%	15,087	9,418,481	25.7%	(4,536,743)	-48.2%
Total	141,696	$62,739,469	100.0%	87,288	$36,645,817	100.0%	$26,093,651	71.2%

  Net revenue from our Corn Division for the three months ended March 31, 2012 was approximately $43.2 million, an increase of $22.7 million, or approximately 110.8%, as compared to the three months ended March 31, 2011. This growth was attributable to the expansion of our sales network, the increase in our storage capacity and turnover and the obtainment of sufficient working capital. Further, our corn sales network has been extended to approximately 15 provinces as of March 31, 2012 from 7 provinces as of March 31, 2011, which now include sales to more livestock feed companies, corn oil/corn starch manufacturing companies and governmental procurement agencies. Our storage capacity and turnover increased from 50,000 tons and 250,000 tons, respectively to over 100,000 tons and 700,000 tons, respectively, after our new processing center with five drying cylinders and six warehouses went into operation in June 2011. We obtained sufficient working capital from bank loans and bank notes to support corn purchases from farmers and suppliers. The average balance of our bank loans and bank notes increased to $12.1 million for the three months ended March 31, 2012 (excluding the bank loans increased by Taizihu Group) from $2.6 million for the three months ended March 31, 2011. Our sales volume and revenue from the Corn Division for the three months ended March 31, 2012 reached 120,328 tons and $43.2 million, respectively.

Net revenue from our Grain Division for the three months ended March 31, 2012 was $14.6 million, an increase of $7.9 million, or 117.5%, as compared to the three months ended March 31, 2011. The increase consisted of an increase of $3.6 million or 53% attributable to our sustaining Grain Division sales and $4.3 million of sales revenue added by the Taizihu Group, which we acquired in February 2012. The Taizihu Group sold bean-based products, fruit vinegars and juices, and grain beverages. The sustaining grain sales increase was primarily due to growth of our market share through the expansion of our sales network and promotional activities. Our retail distribution network covered approximately 20,000 supermarkets and convenience stores as of March 31, 2012, as compared to approximately 10,000 stores as of March 31, 2011. We sold our grain products on special counters in over 200 supermarkets with open and loose grains in baskets where customers can scoop the grains into plastic bags for the volume of their choice. We implemented this sales strategy, which targets a large number of consumers and significantly contributes to our net revenue increase. We continue to initiate marketing initiatives such as promotion, which also increased our brand awareness among customers as well as sales revenue. The sales volume and revenue from our Grain Division for the three months ended March 31, 2012 reached 9,700 tons and $14.6 million, respectively.

Revenue from our Bulk Trading Division for the three months ended March 31, 2012 was $4.9 million, a decrease of $4.5 million, or 48.2%, as compared to the three months ended March 31, 2011. This decrease was mainly attributable to our shift in our development strategies by reducing some transactions with low margins. In 2012, we focused on exploring diversified grain varieties with higher gross margins such as kidney beans, green beans and sunflower seeds instead of rapidly expanding the sales scale in spite of low margins. The sales volume and revenue were 11,668 tons and $4.9 million, respectively.

Cost of Goods Sold

Cost of goods sold mainly consisted of cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and packaging costs. Our cost of goods sold increased by 74.7% from $28.8 million in the three months ended March 31, 2011 to $50.3 million for the three months ended March 31, 2012. This increase was primarily attributable to increases in sales volume and purchase prices. Our total sales volume for the three months ended March 31, 2012 increased to 141,696 tons, or 62.3%, from 87,288 tons for the three months ended March 31, 2011.

As a percentage of net revenue, cost of goods sold increased by 160 basis points from 78.6% for the three months ended March 31, 2011 to 80.2% for the three months ended March 31, 2012. We experienced a purchase cost increase on both corn and grains caused by the inflation in prices of raw materials in China. Our sales expansion strategies that we implemented by setting our selling price lower than the average market price have reduced our profit margin.

Gross Profit

The following table breaks down the gross profit and gross margin by division:

	For The Three Months Ened March 31,
	2012			2011
	Gross Profit	% of total Gross Profit	Margin	Gross Profit	% of total Gross Profit	Margin
Corn Division	$7,117,879	57.3%	16.5%	$4,682,841	59.7%	22.9%
Grain Division	4,732,752	38.1%	32.3%	2,472,119	31.5%	36.7%
Bulk Trading Division	569,169	4.6%	11.7%	686,157	8.8%	7.3%
Total	12,419,801	100.0%	19.8%	$7,841,117	100.0%	21.4%

Our gross profit increased by $4.6 million, or 58.4%, from $7.8 million for the three months ended March 31, 2011 to $12.4 million for the three months ended March 31, 2012. The increase include an increase of $2.4 million in the Corn Division and $2.3 million in the Grain Division. The increase was attributable to an increase in sales volume. Our gross margin decreased from 21.4% in the three months ended March 31, 2011 to 19.8% in the three months ended March 31, 2012. The decrease in gross margin was the combined result of a decrease of 638 basis points in gross margin in our Corn Division and a decrease of 440 basis points in gross margin in our Grain Division, partially offset by an increase of 437 basis points in gross margin in our Bulk Trading Division.

Gross profit in Corn Division was $7.1 million, contributing to 57.3% of total gross profit for the three months ended March 31, 2012.  Gross margin for our Corn Division was 16.5% for the three months ended March 31, 2012, down by 638 basis points from 22.9% for the three months ended March 31, 2011. The decrease in gross margin was mainly attributable to the continuous increase in the purchase price of raw corn and supplemental procurement from suppliers. The purchase price of raw corn increased by approximately 14% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, however the selling price did not increase consistently. In addition, due to our rapid growth in corn sales, we supplemented the supply of raw materials from farmers by purchasing from other corn traders, of which the purchasing price was usually higher and it negatively affected the gross margin of the Corn Division.

Gross profit in the Grain Division was $4.7 million, contributing to 38.1% of total gross profit for the three months ended March 31, 2012.  Gross margin for the Grain Division was 32.3% for the three months ended March 31, 2012, down by 440 basis points from 36.7% for the three months ended March 31, 2011. The decrease in gross margin was mainly attributable to the diversification of our product lines during the first quarter of 2012 with the additions of new products containing mixed gross margins, which targeted a wider scope of end consumers. The majority of gross margin for the Grain Division was still primarily driven by our sustaining grain products with a steady gross margin quarter over quarter.

Gross profit in the Bulk Trading Division was $0.6 million, contributing to 4.6% of total gross profit for the three months ended March 31, 2012. Gross margin for the Bulk Trading Division was 11.7% for the three months ended March 2012 which was relatively lower compared to our other Divisions, which was mainly due to its business nature of high turnover rate and relatively lower cost maintenance. Gross margin increased by 437 basis points for the three months ended March 31, 2012 from 7.3% for the three months ended March 31, 2011. The increase was mainly attributable to the trading of certain rare grain varieties with higher gross margins such as kidney beans, green beans and sunflower seeds, driven by anticipation of the demand and pricing trends in the market.

Selling Expenses

Selling expenses increased by $1.9 million, or 87%, for the three months ended March 31, 2012 as compared to $2.2 million for the three months ended March 31, 2011.  This increase was mainly attributable to the increase of freight charges and advertisement expenses due to increased sales volume.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million to $1.9 million in the three months ended March 31, 2012, or 41.9%, compared to $1.3 million for the three months ended March 31, 2011. This increase was mainly attributable to increased expenses added by the Taizihu Group, as well as increased depreciation and amortization caused by newly-acquired buildings, which commenced depreciation from January 2012.

Interest Expense

Interest expense for the three months ended March 31, 2012 was $484,544 compared to interest expense of $78,938 for the three months ended March 31, 2011, an increase of $405,606, or 513.8%.  This increase was mainly due to the increase in short-term loans for working capital.

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

Despite the fact that we earned net income from continuing operations before income tax of $6.5 million, income tax expenses were $201,294 for the three months ended March 31, 2012, or 3.1% of income before income tax, mainly because the majority of the income before income tax was from Jinzhong Deyu and Jinzhong Yuliang, which are subject to the EIT exemption. Income tax expenses for the current quarter were mainly attributable to the Taizihu Group, which was subject to the 25% EIT rate. We recorded income tax benefit of $230,265 for the three months ended March 31, 2011 mainly because of the tax credits derived from net operating losses from taxable entities that can be carried forward for next five years according to the PRC tax law.

Loss from discontinued operations, net of income taxes

Loss from discontinued operations, net of income taxes for the three months ended March 31, 2011 was $1.2 million, derived from the VIE Group over which our control was terminated on December 20, 2011. The VIE Group was no longer within the consolidation scope after the control termination.

Net Income

As a result of the above, we had net income available to common stockholders of $6.2 million for the three months ended March 31, 2012 compared to a net income of $3.3 million for the three months ended March 31, 2011, an increase of $2.9 million, or 85.7%.

Liquidity and Capital Resources

The following summarizes the key components of our cash flows for the three months ended March 31, 2012 and 2011:

	For the Months Ended March 31,
	2012	2011

Net cash (used in) provided by operating activities of continuing operations	$3,946,147	$(587,903)
Net cash used in investing activities of continuing operations	(5,266,240)	(359,018)
Net cash (used in) provided by financing activities of continuing operations	(209,713)	931,844
Net cash provided by discontinued operations	-	9,865
Effect of exchange rate change on cash and cash equivalents	23,348	39,065
Net (decrease) increase in cash and cash equivalents	$(1,506,458)	$33,853

For the three months ended March 31, 2012, net cash provided by operating activities of continuing operations totaled approximately $3.9 million, while net cash used in operating activities of continuing operations was $0.6 million for the three months ended March 31, 2011. The net cash flow from operating activities shifted from outflow to inflow, was primarily attributable to a decrease of the working capital deficit. Being an agriculture company, we have always incurred working capital deficits along with rapid sales growth. This is due to the fact that we need to grant credit to customers and at the same time we are required to make immediate cash payments to farmers and their agents for purchasing inventory before our accounts receivable can be collected from customers. In contrast, we believe we have the ability to earn abundant working capital or reduce working capital deficit while our business grows stably. Our business went into a stage of stable growth in 2012, which contributed to the reduction of the working capital deficit. The working capital deficit decreased from $5.4 million for the three months ended March 31, 2011 to $2.6 million, and this decrease was mainly due to the collection of account receivables. As a combined result of earning $6.2 million of net income and the reduction of working capital deficit to $2.8 million, we obtained $3.9 million net cash flow provided by operating activities for the three months ended March 31, 2012.

For the three months ended March 31, 2012, net cash used in investing activities of continuing operations was approximately $5.3 million, an increase of approximately $4.9 million from approximately $0.4 million for the three months ended March 31, 2011.  The increase was mainly due to the payment of $5.5 million for the acquisition of the Taizihu Group.

Net cash used in financing activities of continuing operations for three months ended March 31, 2012 was approximately $0.2 million, while net cash provided by financing activities of continuing operations for the three months ended March 31, 2011 was $0.9 million. There were no significant financing activities except for $1.6 million repayments of bank acceptance notes and $1.6 million released from restriction for credit line of bank acceptance notes for the months ended March 31, 2012, while the financing activities for the three months ended March 31, 2011 mainly consisted of borrowings of $3.5 million from related parties offset by the restriction of $2.3 million for the credit line of bank acceptance notes.

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

Contractual Obligations

The following table presents the Company’s material contractual obligations as of December 31, 2011:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Bank Loans	$21,177,769	$21,177,769	$-	$-	$-
Operating Lease Obligations	1,621,708	201,533	336,138	174,963	909,074
	$22,799,477	$21,379,302	$336,138	$174,963	$909,074

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

On November 5, 2010, we filed a Registration Statement with the SEC on Form S-8 covering up to 1,000,000 shares underlying options which may be granted under the Plan. As of March 31, 2012, none of the options granted pursuant to the Plan have been exercised.

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

As of March 31, 2012, $262,092 of cash was restricted as the pledge for $2,121,101 (RMB 13,350,000) and $262,009 (RMB 1,650,000) of bank loans obtained from China Merchants Bank at Dongzhimen branch in November 2011 and January 11, 2012, respectively; $240,876 of cash was restricted as pledges for bank loans of $793,966 (RMB 5,000,000), $1,429,139 (RMB 9,000,000) and $2,381,898 (RMB 15, 000,000) obtained from Agriculture Development Bank of China in May, November and December in 2011, respectively.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed.  We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves.  As of March 31, 2012 and December 31, 2011, there were no customers with accounts receivable greater than six months past due.

Inventories

The Company's inventories are stated at lower of cost or market.  Cost is determined on moving-average basis.  Costs of inventories include purchase and related costs incurred in delivering the products to their present location and condition.  Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions.  Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if valuation allowance is required.  As of March 31, 2012 and December 31, 2011, management had identified no slow moving or obsolete inventory.

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

Construction-in-progress

Construction-in-progress consists of amounts expended for a new factory park construction and the cost of the portion of the land use right the new factory park occupied..  Construction-in-progress is not depreciated until such time as the assets are completed and put into service.  Once factory park construction is completed, the cost accumulated in construction-in-progress is transferred to property, plant, and equipment.

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

Intangible assets

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

Fair value measurements

FASB ASC 820, “Fair Value Measurements” (formerly SFAS No. 157) defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  It requires that an entity measure its financial instruments to base fair value on exit price and maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price.  It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value.  This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available.  Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

·	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

·	Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

·	Level 3 – Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

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

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded.  The estimates are based on historical sales returns, analysis of credit memo data, and other factors known at the time.  For the three months ended March 31, 2012 and 2011, sales discounts from continuing operations were $0 and $42,513, respectively.

We offer a right of exchange on our grain products sold through our relationship with grocery store networks.  The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased.  In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes.  For the three months ended March 31, 2012 and 2011, the returns of our product were not material.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs from continuing operations for the three months ended March 31, 2012 and 2011 were $476,459 and $125,394, respectively.

Research and development

The Company expenses its research and development costs as incurred.  Research and development costs from continuing operations for the three months ended March 31, 2012 and 2011 were not material.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

At the conclusion of the period ended March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Changes in internal controls

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

As of the date of this report, none of these options have been exercised.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1	Share Exchange Agreement Dated April 27, 2010 (1)

3.1	Articles of Incorporation of Deyu Agriculture Corp. (2)

3.2	Certificate of Amendment of Articles of Incorporation of Deyu Agriculture Corp. (3)

3.3	Bylaws of Deyu Agriculture Corp. (2)

4.1	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock (1)

4.2	Form of Series A Warrant (1)

10.1	Securities Purchase Agreement Dated April 27, 2010 (1)

10.2	Registration Rights Agreement Dated April 27, 2010 (1)

10.3	Form of Lock-Up Agreement Dated April 27, 2010 (1)

10.4	Securities Escrow Agreement Dated April 27, 2010 (1)

10.5	Placement Agent Agreement between the Company and Maxim Group, LLC dated January 27, 2010(6)

10.6	Share Transfer Agreement between Hong Wang and Yam Sheung Kwok dated April 26, 2010 (6)

10.7	Share Transfer Agreement between Jianming Hao and Yam Sheung Kwok dated April 26, 2010 (6)

10.8	Share Transfer Agreement between Wenjun Tian and Yam Sheung Kwok dated April 26, 2010 (6)

10.9	Share Transfer Agreement between Yongqing Ren and Yam Sheung Kwok dated April 26, 2010 (6)

10.10	Share Transfer Agreement between Junde Zhang and Yam Sheung Kwok dated April 26, 2010 (6)

10.11	Employment Agreement between David Lethem, as Chief Financial Officer, and the Company dated June 18, 2010 (4)

10.12	Certificate from China Organic Food Certification Center dated December 21, 2009 (6)

10.13	Corn Purchase Letter of Intent between Shanghai Yihai Trading Co., Ltd., Shanxi Office and Jinzhong Yuliang Agricultural Trading Co., Limited dated December 20, 2009 (6)

10.14	Warehouse Lease Agreement between Shanxi 661 Warehouse and Jinzhong Yongcheng Agricultural Trading Co., Limited dated December 21, 2006 (6)

10.15	Warehouse Lease Agreement between Shanxi Means of Production Company, Yuci Warehouse (formerly, the 671 Warehouse) and Jinzhong Yongcheng Agricultural Trading Co., Limited dated December 28, 2008 (6)

10.16	Railway Lease Agreement between Shanxi Cereal & Oil Group, Mingli Reservation Depot and Jinzhong Yongcheng Agriculture Trading Co., Limited dated December 21, 2006 (6)

10.17	Railway Lease Agreement between Shanxi Yuci Cereal Reservation Depot and Jinzhong Yongcheng Agriculture Trading Co., Limited dated November 15, 2007 (6)

10.18	Railway Lease Agreement between Yuci Dongzhao Railway Freight Station and Jinzhong Yongcheng Agriculture Trading Co., Limited dated December 21, 2006 (6)

10.19	Agricultural Technology Cooperation Agreement between Jinzhong Deyu Agriculture Trading Co., Ltd. and Millet Research Institute, Shanxi Academy of Agricultural Science dated October 2007 (6)

10.20	Agricultural Technology Cooperation Agreement between Sorghum Institute, Shanxi Academy of Agricultural Sciences and Jinzhong Deyu Agriculture Trading Co., Ltd. dated August 24, 2008 (6)

10.21	Certificate of Forest Rights for the Yuci Forest Right Certificate (2005) No. 01518 dated August 11, 2006 (6)

10.22	Farmland Transfer Agreement between Detian Yu Biotechnology (Beijing) Co. Ltd. and Shanxi Jinbei Plant Technology Co, Ltd. dated September 30, 2010 (6)

10.23	Land Use Rights Acquisition Contract Dated September 30, 2010 (5)

10.24	Deyu Agriculture Corp. 2010 Share Incentive Plan (7)

10.25	Exclusive Management and Consulting Service Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and Beijing Jundaqianyuan Investment Management Co., Ltd. (English translated version) (8)

10.26	Exclusive Management and Consulting Service Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and Jinzhong Longyue Investment Consulting Co., Ltd. (English translated version) (8)

10.27	Business Cooperation Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and Beijing Jundaqianyuan Investment Management Co., Ltd. (English Translated Version) (8)

10.28	Business Operation Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited, Beijing Jundaqianyuan Investment Management Co., Ltd. and each of the shareholders of Beijing Jundaqianyuan Investment Management Co., Ltd. (English translated version) (8)

10.29	Business Operation Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited, Jinzhong Longyue Investment Consulting Co., Ltd. and both of the shareholders of Jinzhong Longyue Investment Consulting Co., Ltd. (English translated version) (8)

10.30	Share Pledge Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of Beijing Jundaqianyuan Investment Management Co., Ltd.: Tian Wenjun, Hao Jianming, Yang Jianhui, Zhou Jianbin, Ren Li, Ren Yongqing, Zhang Junde and Wang Tao (English translated version) (8)

10.31	Share Pledge Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of Jinzhong Longyue Investment Consulting Co., Ltd.: Zhao Jing and Zhao Peilin (English translated version) (8)

10.32	Form of Power of Attorney (English translated version) (8)

10.33	Equity Acquisition Option Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of Beijing Jundaqianyuan Investment Management Co., Ltd.: Tian Wenjun, Hao Jianming, Yang Jianhui, Zhou Jianbin, Ren Li, Ren Yongqing, Zhang Junde and Wang Tao (English translated version) (8)

10.34	Equity Acquisition Option Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of Jinzhong Longyue Investment Consulting Co., Ltd.: Zhao Jing and Zhao Peilin (English translated version) (8)

10.35	Business Cooperation Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and Jinzhong Longyue Investment Consulting Co., Ltd. (English Translated Version) (8)

10.36	Village Collective Farmland Transfer Agreement, dated December 20, 2010, by and between Detian Yu Biotechnology (Beijing) Co., Ltd. and Shanxi Jinbei Plant Technology Development Co., Ltd. (English Translated and Mandarin Versions) (9)

10.37	Contract of Agreement, effective as of January 10, 2011, by and between Deyu Agriculture Corp. and Charlie Lin (10)

14.1	Code of Conduct (6)

16.1	Letter from Auditor (11)

21	List of Subsidiaries (12)

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002**

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002**

99.1	Audit Committee Charter adopted August 19, 2010 (6)

101. INS	XBRL Instance Document*

101. CAL	XBRL Taxonomy Extension Calculation Link base Document*

101. DEF	XBRL Taxonomy Extension Definition Link base Document*

101. LAB	XBRL Taxonomy Label Link base Document*

101. PRE	XBRL Extension Presentation Link base Document*

101. SCH	XBRL Taxonomy Extension Scheme Document*

(1)	Incorporated by reference to our Form 8-K filed on May 3, 2010.
(2)	Incorporated by reference to our Registration Statement on Form S-1 filed on July 8, 2009.
(3)	Incorporated by reference to our Form 8-K filed on June 4, 2010.
(4)	Incorporated by reference to our Form 8-K filed on June 18, 2010.
(5)	Incorporated by reference to our Form 8-K filed on October 6, 2010.
(6)	Incorporated by reference to our Form S-1/A filed on October 21, 2010.
(7)	Incorporated by reference to our Form S-8 filed on November 5, 2010.
(8)	Incorporated by reference to our Form 8-K filed on November 17, 2010.
(9)	Incorporated by reference to our Form 8-K filed on December 21, 2010.
(10)	Incorporated by reference to our Form 8-K filed on January 10, 2011.
(11)	Incorporated by reference to our Form 8-K filed on May 3, 2010.
(12)	Incorporated by reference to our Form 10-K filed on March 30, 2012

*   Filed herewith.

** Furnished, not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this  Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

DEYU AGRICULTURE CORP.

Signature	Title	Date

/s/ Jianming Hao	Chief Executive Officer, Principal Executive Officer	May 15, 2012
Jianming Hao

/s/ Amy He	Acting Chief Financial Officer, Principal Financial and Accounting Officer	May 15, 2012
Amy He

-47-