Form 10-Q
period 2012-06-30
Deyu Agriculture Corp.
filed 2012-08-14
CIK 1467746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

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

As of August 10, 2012, there were 10,566,766 shares outstanding of the registrant’s common stock.

DEYU AGRICULTURE CORP.

FORM 10-Q

JUNE 30, 2012

Item 1. Financial Statements

DEYU AGRICULTURE CORP AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2012

 DEYU AGRICULTURE CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$6,474,761	$8,741,703
Restricted cash	499,172	1,850,999
Accounts receivable, net	27,539,439	36,167,136
Due from related parties	178,124	587,108
Inventory	29,023,501	20,314,090
Advance to supplier	3,696,763	7,233,371
Prepaid expenses	711,777	391,537
Assets held for sale	-	1,634,274
Other current assets	1,365,504	2,204,934
Total Current Assets	69,489,041	79,125,152

Property, plant, and equipment, net	19,903,673	12,355,946
Construction-in-progress	1,826,198	-
Long-term Investment	57,296	-
Other assets	180,370	727,535
Intangible assets, net	13,159,780	10,651,844

Total Assets	$104,616,358	$102,860,477

Liabilities and Equity

Current Liabilities
Short-term loan	$13,122,462	$14,413,480
Accounts payable	2,303,402	1,833,190
Note payables	-	1,588,840
Advance from customers	2,455,218	8,488,272
Accrued expenses	1,592,012	1,149,205
Tax payable	286,413	-
Preferred stock dividends payable	218,902	219,721
Due to related parties	5,800,261	5,445,115
Other current liabilities	1,063,983	583,196
Total Current Liabilities	26,842,653	33,721,019

Equity
Series A convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 1,995,475 and 1,997,467 shares outstanding, respectively	1,995	1,997
Common stock, $.001 par value; 75,000,000 shares authorized, 10,566,766 and 10,564,774 shares outstanding, respectively	10,567	10,565
Additional paid-in capital	20,657,189	20,367,138
Other comprehensive income	4,200,245	4,831,353
Retained earnings	52,511,489	43,491,465
Total Stockholders' Equity	77,381,485	68,702,518
Noncontrolling Interests	392,220	436,940
Total Equity	77,773,705	69,139,458

Total Liabilities and Equity	$104,616,358	$102,860,477

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net revenue	$55,837,010	$49,456,704	$118,576,479	$86,102,520
Cost of goods sold	(45,334,604)	(40,537,974)	(95,654,272)	(69,342,673)
Gross Profit	10,502,406	8,918,730	22,922,207	16,759,847

Selling expenses	(3,973,047)	(2,799,444)	(8,131,419)	(5,022,847)
General and administrative expenses	(2,106,397)	(1,501,660)	(3,965,171)	(2,811,820)
Total Operating Expenses	(6,079,444)	(4,301,104)	(12,096,590)	(7,834,667)
Operating income	4,422,962	4,617,626	10,825,617	8,925,180

Interest income	6,138	20,046	17,676	26,461
Interest expense	(445,495)	(132,886)	(930,039)	(211,824)
Non-operating income	8,304	(31,168)	576,650	9,292
Total Other Expenses	(431,053)	(144,008)	(335,713)	(176,071)

Income from continuing operations before income taxes	3,991,909	4,473,618	10,489,904	8,749,109
Income taxes	(1,089,402)	282,240	(1,290,696)	512,505
Income from continuing operations	2,902,507	4,755,858	9,199,208	9,261,614
Loss from discontinued operations, net of income taxes	-	(2,359,135)	-	(3,568,142)

Net income	2,902,507	2,396,723	9,199,208	5,693,472

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	19,435	-	40,869	-
Net loss from discontinued operations	-	841,530	-	985,713
Total net loss attributable to noncontrolling interests	19,435	841,530	40,869	985,713
Net income attributable to Deyu Agriculture Corp.	2,921,942	3,238,253	9,240,077	6,679,185
Preferred stock dividends	(109,977)	(132,459)	(220,052)	(230,146)
Net income available to common stockholders	2,811,965	3,105,794	9,020,025	6,449,039
Foreign currency translation (loss) gain	(672,232)	598,679	(634,959)	969,839
Comprehensive income	2,139,733	3,704,473	8,385,066	7,418,878
Other comprehensive income attributable to noncontrolling interests	3,559	(36,741)	3,851	(44,071)
Comprehensive income attributable to Deyu Agriculture Corp.	$2,143,292	$3,667,732	$8,388,917	$7,374,807

Amounts attributable to common stockholders:
Net income from continuing operations, net of income taxes	$2,811,965	$4,623,399	$9,020,025	$9,031,468
Discontinued operations, net of income taxes	-	(1,517,605)	-	(2,582,429)
Net income attributable to common stockholders	$2,811,965	$3,105,794	$9,020,025	$6,449,039

Net income attributable to common stockholders per share - basic:
Income from continuing operations	$0.27	$0.44	$0.85	$0.86
Loss from discontinuing operations	-	(0.14)	-	(0.25)
Net income attributable to common stockholders	$0.27	$0.30	$0.85	$0.61

Net income attributable to common stockholders per share - diluted:
Income from continuing operations	$0.23	$0.38	$0.73	$0.75
Loss from discontinuing operations	-	(0.12)	-	(0.21)
Net income attributable to common stockholders	$0.23	$0.26	$0.73	$0.54

Weighted average number of common shares outstanding - basic	10,566,574	10,527,356	10,565,674	10,498,724
Weighted average number of common shares outstanding - diluted	12,588,098	12,465,313	12,578,579	12,460,613

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income available to common stockholders	$9,020,025	$6,449,039
Loss from discontinued operations attributable to Deyu Agriculture Corp.	-	3,568,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	1,159,709	403,386
Allowance for doubtful accounts	15,518	-
Reserve for inventory valuation	-	24,212
Share-based compensation	290,051	275,163
Preferred stock dividends accrued	226,737	212,420
Common stocks issued for services	-	42,779
Grain on bargain purchase	(499,079)	-
Deferred income tax expense (benefit)	790,260	(512,505)
Noncontrolling interests	(40,869)	-
Decrease (increase) in current assets:
Accounts receivable	8,453,627	(13,500,592)
Related-parties trade receivable	484,382	-
Inventories	(7,652,753)	(27,597,057)
Advance to suppliers	4,326,823	(6,300,152)
Prepaid expense and other current assets	(302,034)	(1,759,467)
Increase (decrease) in liabilities:
Accounts payable	171,344	1,888,448
Advance from customers	(6,224,402)	950,223
Accrued expense and other liabilities	479,664	(538,249)
Net cash provided by (used in) operating activities of continuing operations	10,699,003	(36,394,209)
Net cash used in operating activities of discontinued operations	-	(799,599)
Net cash provided by (used in) operating activities	10,699,003	(37,193,808)

CASH FLOWS FROM INVESTING ACTIVITIES
Consideration paid for acquisition	(5,175,006)	-
Construction and remodeling of factory and warehouses	(157,328)	(108,599)
Purchase of machinery and equipment	(46,992)	(240,026)
Advances to related parties	(78,739)	-
Cash held by the Taizihu Group at acquisition date	20,272	-
Net cash used in investing activities of continuing operations	(5,437,793)	(348,625)
Net cash used in investing activities of discontinued operations	-	(2,086,078)
Net cash used in investing activities	(5,437,793)	(2,434,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash released from restriction (restricted) for credit line of bank acceptance notes	1,582,245	(10,073,725)
Net (repayments of) proceeds from short-term loans from bank and others	(7,650,559)	16,332,567
Net (repayments of) proceeds from short-term bank acceptance notes	(1,582,329)	26,265,716
Net proceeds from short-term loans from related parties	330,856	7,984,337
Payment of preferred dividends	(226,737)	(240,890)
Net cash (used in) provided by financing activities of continuing operations	(7,546,524)	40,268,005
Net cash provided by financing activities of discontinued operations	-	2,440,650
Net cash (used in) provided by financing activities	(7,546,524)	42,708,655

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	18,372	73,545

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(2,266,942)	3,153,689
NET DECREASE IN CASH & CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS	-	(439,797)
NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(2,266,942)	3,593,486

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	8,741,703	5,791,418
CASH & CASH EQUIVALENTS, ENDING BALANCE	$6,474,761	$9,384,904

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$113,456	$31
Interest paid	$632,757	$197,883
NONCASH INVESTING AND FINANCING ACTIVITIES:
Construction completed and transferred to property, plant, and equipment	$-	$5,618,908
Construction completed and transferred to land use rights	$-	$2,294,350

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1.          NATURE OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PREPARATION

Deyu Agriculture Corp. (the “Company”), formerly known as Eco Building International, Inc., was incorporated under the laws of the State of Nevada on December 23, 2008.  We completed the acquisition of City Zone Holdings Limited (“City Zone”), an agricultural products distributor in the Shanxi Province of the People’s Republic of China (the “PRC”) engaged in procuring, processing, marketing, and distributing various grain and corn products, by means of a share exchange effective April 27, 2010.  As a result of the share exchange, City Zone became our wholly-owned subsidiary.  We currently conduct our business primarily through operating PRC subsidiaries, including Jinzhong Deyu Agriculture Trading Co., Ltd. (“Jinzhong Deyu”), Jinzhong Yuliang Agriculture Trading Co., Ltd. (“Jinzhong Yuliang”), Jinzhong Yongcheng Agriculture Trading Co., Ltd. (“Jinzhong Yongcheng”), Shanxi Taizihu Food Co., Ltd. (“Taizihu”), Shanxi Huichun Bean Products Co., Ltd. (“Huichun” and together with Taizihu, the “Taizihu Group”, see Note 20) and Detian Yu Biotechnology (Beijing) Co., Ltd. (“Detian Yu”) and Detian Yu’s subsidiaries.

On May 11, 2010, our Board of Directors adopted a resolution to change our name to "Deyu Agriculture Corp." and FINRA declared the name change effective on June 2, 2010.

Reverse Acquisition

On April 27, 2010, we entered into a Share Exchange Agreement (“Share Exchange”) pursuant to which we issued 8,736,932 shares of our common stock, par value $0.001 per share, to Expert Venture Limited (“Expert Venture”), a company organized under the laws of the British Virgin Islands, and the other shareholders of City Zone (the  “City Zone Shareholders”).  As a result of the Share Exchange, City Zone became our wholly-owned subsidiary and City Zone Shareholders acquired a majority of our issued and outstanding shares of common stock.  Concurrent with the Share Exchange, Mr. Jianming Hao (“Mr. Hao”), the managing director of City Zone and all of its operating subsidiaries, was appointed to serve as our Chief Executive Officer.

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

City Zone was incorporated in the British Virgin Islands (“BVI”) on July 27, 2009 under the BVI Business Companies Act of 2004.  In November 2009, pursuant to the restructuring plan set out below, City Zone became the holding company of a group of companies comprising Most Smart International Limited ("Most Smart"), Redsun Technology (Shenzhen) Co. Limited (“Shenzhen Redsun”), Shenzhen JiRuHai Technology Co., Ltd.("Shenzhen JiRuHai"), Detian Yu, Jinzhong Deyu, Jinzhong Yongcheng and Jinzhong Yuliang.

Restructuring

In November 2009, pursuant to a restructuring plan (“Restructuring”) intended to ensure compliance with PRC rules and regulations, City Zone, through a series of acquisitions and wholly-owned subsidiaries, acquired 100% of the equity interests in Jinzhong Deyu, Jinzheng Yuliang, and Jinzhong Yongcheng.  The former shareholders and key management of Jinzhong Deyu, Jinzhong Yongcheng, and Jinzhong Yuliang became the ultimate controlling parties and key management of City Zone.  This restructuring exercise has been accounted for as a recapitalization of Jinzhong Deyu, Jinzhong Yongcheng and Jinzhong Yuliang with no adjustment to the historical basis of the assets and liabilities of these companies, while the historical financial positions and results of operations are consolidated as if the restructuring occurred as of the beginning of the earliest period presented in our accompanying consolidated financial statements.  For the purpose of a consistent and comparable presentation, the consolidated financial statements have been prepared as if City Zone had been in existence since the beginning of the earliest and throughout the whole periods covered by these consolidated financial statements.

Variable Interest Entities

On November 16, 2010, Detian Yu entered into a series of contractual arrangements (the “Contractual Arrangements”) with each of Beijing Jundaqianyuan Investment Management Co., Ltd. (“Junda”), Jinzhong Longyue Investment Consultancy Services Co., Ltd. (“Longyue”) and their shareholders, pursuant to which Detian Yu effectively took over management of the business activities of Junda and Longyue.

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

The Contractual Arrangements were comprised of a series of agreements with a term of ten (10) years, including:

·	Exclusive Management and Consulting Service Agreements, through which Detian Yu provided to each of Junda and Longyue management consulting services in relation to the business of Junda and Longyue in exchange for 35% of the net income after taxes of Junda and Longyue every fiscal year.

·	Business Cooperation Agreements, through which Detian Yu provided business cooperation opportunities and services including clients, cooperation partners and market information in the fields of grain processing, sales and financing to each of Junda and Longyue in exchange for cooperation fees and commissions from each of Junda and Longyue equal to 65% of the net income after tax of each of Junda and Longyue in every fiscal year.

·	Business Operations Agreements, through which Detian Yu had exclusive authority of all decision-making of ongoing operations, including establishing compensation levels and hiring and firing of key personnel. In order to ensure the normal operations of Junda and Longyue, Detian Yu acted as the guarantor and provided guarantees on the performance of the obligations of Junda and Longyue under all contracts executed by Junda and Longyue.

·	Share Pledge Agreements, through which the shareholders of Junda and Longyue agreed to pledge all of their respective equity interests in Junda or Longyue (as the case may be) as security for the performance of all of the obligations or debts under the Exclusive Management and Consulting Service Agreements and Business Cooperation Agreements assumed by Junda and Longyue, and under a counter-guarantee to all the payments made by Detian Yu for the performance of the guarantees assumed by Detian Yu under the Business Operation Agreements.

·	Power of Attorney, signed by each of the shareholders of Junda and Longyue, which authorized a designee appointed by Detian Yu to exercise all of their respective voting rights as a shareholder.

·	Equity Acquisition Option Agreements, through which the shareholders of Junda and Longyue granted Detian Yu an irrevocable and unconditional right to purchase, or cause a designated party of Detian Yu to purchase, part or all of the equity interests in Junda and Longyue from such shareholders, when and to the extent that, applicable PRC laws permit. The consideration for the equity acquisition option for Junda was RMB 80,000,000 and the consideration for the equity option for Longyue was RMB 120,000,000.

On February 21, 2011, Deyufarm received a capital injection of $3,800,505 (RMB 24,971,218) from SBCVC Fund III Company Limited ("SBCVC"), a company organized under the laws of Hong Kong, in exchange for 35.69% of Deyufarm's equity interest pursuant to the two Investment and Relevant Issues Agreements entered into by each of Junda and Longyue with Deyufarm and SBCVC on September 15, 2010. According to the Investment and Relevant Issues Agreements, SBCVC shall have invested an equivalent of RMB 25,000,000 of US dollars to Deyufarm. Before or in the meantime that SBCVC completes such investment to Deyufarm, Longyue shall have invested RMB 35,000,000 to Deyufarm through a capital increase and obtained the relevant capital verification report. Any time within 2 years after completing an investment to Deyufarm, SBCVC had the right to require Deyufarm to repurchase in advance, or Junda or Longyue to purchase part of or all the equity interests of Deyufarm owned by SBCVC. The board of directors of Deyufarm shall have been comprised of 3 directors, and Junda, Longyue and SBCVC shall have each nominated one director. The board of directors shall have nominated a financial administrator agreed to by SBCVC. Forty-eight (48) months after SBCVC completed its investment in Deyufarm, the parties shall have consummated a qualified IPO of Deyufarm.

On February 25, 2011, Deyufarm received an additional capital injection of $4,495 (RMB 28,782) from SBCVC for 0.02% of Deyufarm's equity interest.

After the above two capital injections, SBCVC, Junda and Longyue owned 35.71%, 14.29% and 50% of the equity interests in Deyufarm, respectively. The total registered capital of Deyufarm increased from $6,688,635 (RMB 45,000,000) to $10,493,516 (RMB 70,000,000).

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

The Acquisition of the Taizihu Group

On February 2, 2012, Shenzhen Redsun, a company organized under the laws of PRC and a wholly-owned subsidiary of the Company, entered into a Stock Equity Transfer Agreement (the “Agreement”) whereby Shenzhen Redsun acquired 100% of the issued and outstanding registered share capital of the Taizihu Group. In consideration for the acquisition of Taizihu Group, Shenzhen Redsun paid $2,342,168 (RMB 14,773,222) in cash to Mr. Hao He, an individual, for 50% of Taizihu, $1,522,409 (RMB 9,602,594) in cash to Mr. Qinghe Xu, an individual, for 32.5% of Taizihu and $819,759 (RMB5,170,628) in cash to Mr. Jinqing Xie, an individual, for the remaining 17.5% of Taizihu. Immediately prior to the execution of the Agreement, Taizihu owned 85% of the issued and outstanding registered share capital of Huichun, and pursuant to the terms of the Agreement, Shenzhen Redsun acquired the remaining 15% of the share capital of Huichun from Beijing Kanggang Food Development Co., Ltd. for $817,845 (RMB 5,158,556). The total amount of the consideration paid for the acquisition of the Taizihu Group was $5,502,181 (RMB 34,705,000), and such consideration was determined pursuant to arm’s length negotiations between the parties. As a result of the acquisition, the Company currently owns and controls 100% of the Taizihu Group.

Consolidation Scope:

Details of our subsidiaries subject to consolidation are as follows:

	Domicile and		Percentage
	Date of	Registered	of
Name of Subsidiary	Incorporation	Capital	Ownership	Principal Activities
City Zone Holdings Limited ("City Zone")	British Virgin Islands, July 27, 2009	$20,283,581	100%	Holding company of Most Smart
Most Smart International Limited ("Most Smart")	Hong Kong, March 11, 2009	$1	100%	Holding company of Shenzhen Redsun
Redsun Technology (Shenzhen) Co., Ltd. ("Shenzhen Redsun")	The PRC, August 20, 2009	$30,000	100%	Holding company of Shenzhen JiRuHai, Taizihu and Huichun
Shenzhen JiRuHai Technology Co., Ltd.("Shenzhen JiRuHai")	The PRC, August 20, 2009	$14,638	100%	Holding company of Beijing Detian Yu
Detian Yu Biotechnology (Beijing) Co., Ltd. ("Detian Yu")	The PRC, November 30, 2006	$7,637,723	100%	Wholesale distribution of simple-processed and deep-processed packaged food products and staple food. Holding company of the following first five entities.
Jinzhong Deyu Agriculture Trading Co., Ltd. ("Jinzhong Deyu")	The PRC, April 22, 2004	$1,492,622	100%	Organic grains preliminary processing and wholesale distribution.
Jinzhong Yongcheng Agriculture Trading Co., Ltd. ("Jinzhong Yongcheng")	The PRC, May 30, 2006	$1,025,787	100%	Corns preliminary processing and wholesale
Jinzhong Yuliang Agriculture Trading Co., Ltd. ("Jinzhong Yuliang")	The PRC, March 17, 2008	$1,019,516	100%	Corns preliminary processing and wholesale distribution.
Tianjin Guandu Food Co., Ltd. ("Tianjin Guandu")	The PRC, June 21, 2011	$1,544,497	100%	Wholesale distribution of simple-processed and deep-processed packaged food products and staple food.
Hebei Yugu Grain Co., Ltd. ("Hebei Yugu")	The PRC, July 25, 2011	$1,563,824	70%	Wholesale distribution of grain products and operating or acting as an agent of import & export business for grain products.
Shanxi Taizihu Food Co., Ltd. (“Taizihu”) (1)	The PRC, July 27, 2003	$1,208,233	100%	producing and selling fruit beverages and soybean products.
Shanxi HuiChun Bean Products Co., Ltd. (“Huichun”)(1)	The PRC, September 2, 2007	$2,636,192	100%	producing and selling fruit beverages and soybean products.
Beijing Jundaqianyuan Investment Management Co., Ltd. ("Junda")(2)	The PRC, June 13, 2010	$14,637	Variable interest	Shareholding of Deyufarm (14.29%)
Jinzhong Longyue Investment Consultancy Services Co., Ltd. ("Longyue")(2)	The PRC, June 2, 2010	$4,393	Variable interest	Shareholding of Deyufarm (50%)
Deyufarm Innovation Food (Beijing) Co., Ltd. ("Deyufarm")(2)	The PRC, June 13, 2010	$10,493,516	Variable interest	Wholesale distribution of packaged food products and instant millet beverage. Holding company of the following two companies.
Sichuan HaoLiangXin Instant Food Co., Ltd. ("HaoLiangXin")(2)	The PRC, April 25, 2008	$1,202,460	Variable interest	Manufacturing and wholesale distribution of instant grain vermicelli and buckwheat tea products.
Beijing Xinggu Deyufarm Food Co., Ltd. ("Xinggu Deyufarm")(2)	The PRC, November 25, 2010	$1,515,152	Variable interest	Manufacturing of instant grain vermicelli products.

(1)Taizihu and Huichun became the wholly-owned subsidiaries of the Company on February 2, 2012 through a business acquisition. They are within consolidation scope since then.

(2) Detian Yu terminated its control over the Junda, Longyue, Deyufarm, Haoliangxin, Xinggu Deyufarm, (collectively, the “VIE Group”) on December 20, 2011. The operation results of the VIE Group are included in the consolidated financial statements for the six months and the three months ended June 30, 2011.

NOTE 2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements of Deyu Agriculture Corp. and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by US GAAP for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. These interim financial statements should be read in conjunction with that report. Certain comparative amounts have been reclassified to conform to the current period's presentation.

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

These consolidated financial statements have been prepared in accordance with US GAAP.  The Company’s function currency is the Chinese Yuan, or Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”).

On April 27, 2010, as a result of the consummation of the Share Exchange, we changed our fiscal year end from May 31 to December 31 to conform to the fiscal year end of City Zone.

Use of estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its estimates based on historical experience and various other assumptions and information that are available and believed to be reasonable at the time the estimates are made. Therefore, actual results could differ from those estimates under different assumptions and conditions.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, cash in banks and all highly liquid investments with original maturities of three months or less.

As a result of the financings associated with the reverse merger, we had, as of December 31, 2010, $125,560 in a trust account. The use of these funds required the written approval of our placement agent and us. The funds in the escrow account were designated for certain expenses, such as investor relations, accounting/consulting fees, SEC fees, and stock transfer agent fees. This amount was classified as restricted cash under current assets on our balance sheet as of December 31, 2010, while the restriction has been released in 2011.

As of June 30, 2012, $259,802 of cash was restricted as the pledge for $2,101,369 (RMB 13,350,000) and $259,720 (RMB 1,650,000 of bank loans obtained from China Merchants Bank, Dongzhimen branch, in November 2011 and January 11, 2012, respectively; $239,370 of cash was restricted as pledges for bank loans of $787,030 (RMB 5,000,000), $1,416,654 (RMB 9,000,000) and $2,361,089 (RMB 15, 000,000) obtained from Agriculture Development Bank of China in November 2011, May 2011 and December 2010, respectively.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed.  We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves.  As of June 30, 2012, the balance of accounts receivable greater than six months was not material. As of December 31, 2011, there were no customers with accounts receivable greater than six months past due.

Inventories

The Company's inventories are stated at lower of cost or market.  Cost is determined on a moving-average basis.  Costs of inventories include purchase and related costs incurred in delivering products to their present location and condition.  Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions.  Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.  As of June 30, 2012 and December 31, 2011, slow moving or obsolete inventory identified by management was not material.

Assets held for sales

A long-lived asset to be sold shall be classified as held for sale in the period in which all of the following criteria are met: (a) management, having the authority to approve the action, commits to a plan to sell the asset; (b) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (c) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (d) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year, except as permitted by paragraph ASC 360-10-45-11. The term probable refers to a future sale that is likely to occur; (e) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value. The price at which a long-lived asset is being marketed is indicative of whether the entity currently has the intent and ability to sell the asset. A market price that is reasonable in relation to fair value indicates that the asset is available for immediate sale, whereas a market price in excess of fair value indicates that the asset is not available for immediate sale; and (f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

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

Construction-in-progress

Construction-in-progress consists of amounts expended for a new factory park construction, and the cost of the portion of the land use right that the new factory park occupied. Construction-in-progress is not depreciated until such time as the assets are completed and put into service.  Once factory park construction is completed, the cost accumulated in construction-in-progress is transferred to property, plant, and equipment.

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

Fair value measurements

FASB ASC 820, “Fair Value Measurements” (formerly SFAS No. 157) defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price.  It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value.  This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available.  Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

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

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded.  The estimates are based on historical sales returns, analysis of credit memo data, and other factors known at the time.  For the six months ended June 30, 2012 and 2011, sales discounts from continuing operations were $669,420 and $58,912, respectively.

We offer a right of exchange on our grain products sold through our relationships with grocery store networks.  The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased.  In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes.  For the six months ended June 30, 2012 and 2011, returns of our products were not material.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs from continuing operations for the six months ended June 30, 2012 and 2011 were $1,046,917 and $377,348, respectively.

Research and development

The Company expenses its research and development costs as incurred.  Research and development costs from continuing operations for the six months ended June 30, 2012 and 2011 were not material.

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

NOTE 3.          DISCONTINUED OPERATIONS

On December 20, 2011, Detian Yu terminated its control over the VIE Group (see Note 1). The results of the VIE Group for the six months ended June 30, 2011 have been presented as a discontinued operation in the consolidated statements of income and comprehensive income. Selected operating results for the discontinued business are presented in the following tables:

	For The Six Months Ended
	June 30,
	2012	2011
Net revenue	$-	$7,369,016
Cost of goods sold	-	(6,874,750)
Selling, general, and administrative expenses	-	(4,007,297)
Interest income, net	-	-
Other income, net	-	(30,814)
Loss before income taxes	-	(3,543,845)
Income taxes benefits	-	(24,297)
Net loss	$-	$(3,568,142)

NOTE 4.          BUSINESS COMBINATION

On February 2, 2012, Shenzhen Redsun, a wholly-owned subsidiary of the Company, acquired 100% of the equity interests of the Taizihu Group for cash consideration of $5,502,181 (RMB 34,705,000).  The acquisition was accounted for as a business combination under the purchase method of accounting. The Taizihu Group’s results of operations were included in Deyu’s results beginning February 3, 2012.  The purchase price has been allocated to the assets acquired and the liabilities assumed based on their fair value at the acquisition date as summarized in the following:

Purchase price	$5,502,181

Allocation of the purchase price:
Cash and cash equivalents	28,867
Restricted cash	240,474
Accounts receivable, net	133,863
Inventory	1,373,222
Advance to supplier	840,849
Prepaid expenses	5,412
Other current assets	445,287
Property, plant, and equipment, net	5,891,772
Construction-in-progress	1,673,997
Long-term Investment	57,705
Other assets	59,448
Intangible assets, net	2,823,087
Short-term loan	(6,499,683)
Accounts payable	(319,077)
Advance from customers	(225,819)
Accrued expenses	(167,453)
Tax Payable	(65,192)
Due to related parties	(80,551)
Other current liabilities	(214,948)
Fair value of net assets acquired	6,001,260

Gain on bargain purchase	$(499,079)

The Taizihu Group contributed net revenues of $10.1 million and net earnings of $1.1 million from February 3, 2012 through June 30, 2012.

NOTE 5.          ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30,	December 31,
	2012	2011
Accounts receivable	$27,554,876	$36,167,136
Less: Allowance for doubtful accounts	(15,437)	-
Accounts receivable, net	$27,539,439	$36,167,136

NOTE 6.          INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
	2012	2011
Raw materials	$8,966,397	$8,108,503
Work in process	32,908	1,971
Finished goods	19,259,901	12,109,353
Supplies	764,295	94,263
Total Inventory	$29,023,501	$20,314,090

NOTE 7.          PREPAID EXPENSES

Prepaid expenses consisted of the following:

	June 30,	December 31,
	2012	2011
Deductible value-added taxes (VAT)	$402,342	$92,531
Prepaid rent	38,592	88,889
Prepaid bank loan guarantee fee	220,893	83,899
Prepaid advertisement	-	46,376
Prepaid other expenses	49,950	79,842
Total	$711,777	$391,537

NOTE 8.          ASSETS HELD FOR SALE

Assets held for sale as of December 31, 2011 represent the cost of timber, timberland and farmland (collectively, the “Timberland”) and amounted to $1.6 million (RMB 10.3 million), which management assessed approximating its fair value. The Company exchanged the Timberland for an office building with paying cash consideration of $1.1 million (RMB 7.2 million) for the variance between the fair values of the office building and the Timberland on March 19, 2012. No material gain or loss was generated from this exchange transaction.

NOTE 9.          PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	June 30,	December 31,
	2012	2011
Automobiles	$922,761	$896,648
Buildings	16,207,654	9,593,679
Office equipment	434,681	408,203
Machinery and equipment	7,272,663	2,954,783
Furniture and fixtures	628,012	605,705
Total cost	25,465,771	14,459,018
Less: Accumulated depreciation	(5,562,098)	(2,103,072)
Property, plant, and equipment, net	$19,903,673	$12,355,946

The buildings owned by the Company located in Jinzhong and Quwo, Shanxi Province, China are used for production, warehousing, and offices for our corn and grains business. The Company exchanged its Timberland for an office building valued at $2.8million (RMB 17.5million) on March 19, 2012, of which depreciation commenced in April 2012.

As of June 30, 2012, $5.7 million (RMB 36 million) of buildings, machinery and equipment owned by the Taizihu Group were pledged as collateral for short-term bank loans.

Depreciation expense from continuing operations for the six months ended June 30, 2012 and 2011 was $964,161 and $353,675, respectively.

NOTE 10.        CONSTRUCTION-IN-PROGRESS

Construction-in-progress amounted to $1,826,198 as of June 30, 2012 and mainly represents payment on the construction of a new factory park and the partial cost of the land use right where the new factory park occupies.

NOTE 11.        INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2012	2011
Land use rights	$12,723,584	$9,808,497
Software-ERP System and B2C platform	1,038,517	1,032,746
Less: Accumulated amortization	(602,321)	(189,399)
Total	$13,159,780	$10,651,844

According to government regulations of the PRC, the PRC Government owns all land. The Company owns the land use rights of farmland and industrial lands. The Company leases and has obtained a certificate of right of use on 11,667 square meters with the PRC Government in Jinzhong, Shanxi Province where Jinzhong Deyu’s buildings and production facility are located. The term of the right is four to five years and is automatically renewed upon expiration. The right was fully amortized as of December 31, 2010 using the straight-line method. The term of the right was for the period from March 14, 2007 to March 14, 2011. The Company has been in the process of renewing the land use right certificate since the expiration date. According to a Certification issued by the Jinzhong Municipal Bureau of Land and Resources on March 30, 2011, Jinzhong Deyu continues to hold the legal title of the land use rights during the period of the renewal process.

Taizihu leases and has obtained a certificate of right to use on 100,000 square meters of industrial land with the PRC Government in Quwo County, Shanxi Province where Taizihu Group’s buildings and production facility are located. The term of the right is 50 years from October 28, 2008 to October 27, 2058. The amortization of the land use right was commenced in October 2008 using the straight-line method over 50 years. Of the 100,000 square meters of land, approximately 26,000 square meters amounting to $957,085 were used for the construction of the new factory park and were reclassified from intangible assets to construction-in-progress when the construction commenced in January 2011 and as reported on the consolidated balance sheets of the Company as of June 30, 2012 and December 31, 2011. The land use right used for the construction of the new factory park has been suspended for amortization since January 2011 when the construction commenced.

As of June 30, 2012, $3,738,653 (RMB 24 million) of the land use right owned by Taizihu Group was pledged as collateral for short-term bank loans, of which $948,555 (RMB 6.0 million) was reclassified under construction-in-progress.

Amortization expense of the intangible assets for the six months ended June 30, 2012 and 2011 was $195,548 and $49,711, respectively

NOTE 12.        OTHER ASSETS

Other assets consisted of the following:

	June 30,	December 31,
	2012	2011
Land use right	$180,370	$78,776
Net deferred tax assets – noncurrent	-	648,759
Total	$180,370	$727,535

The land use right which amounted to $181,370(RMB 1.15 million) as of June 30, 2012 represents the land use right located at Shanzhuangtou, Jinzhong, Shanxi Province, The Company exchange its Timberland for the buildings with the land use right on March 19, 2012 (see NOTE 8), The title transferring of the land use right is in the progress as of June 30, 2012.

NOTE 13.        SHORT-TERM LOAN

 Short-term loan consisted of the following:

	June 30,	December 31,
	2012	2011
Loan payable to Xianghe Hotel Co., Ltd., an unrelated party. The loan was unsecured,
bearing no interest and no due date was specified.	$2,361,090	$-

Bank loan payable to China Merchants Bank Beijing Dongzhimen subbranch, bearing interest at a floating rate of prime rate plus 20% of prime
rate, of which prime rate was based on one-year loan
interest rate released by The People's Bank of China. The
actual interest rate as of June 30, 2012 and December 31, 2011 were 7.5720% and 7.8720%.
The term of the loan started from November 30, 2011 with maturity date on November 29, 2012. The loan was obtained by Detain Yu and guaranteed by China Agriculture Credit Guarantee Co., Ltd.
for a period of one year starting from November 30, 2011.	2,101,369	2,121,101

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd, bearing interest at a fixed rate of prime rate plus 130% of prime
rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The
actual interest rate as of June 30, 2012 and December 31, 2011 was 15.084%.
The term of the loan started from August 8, 2011 with maturity date on August 7, 2012. The loan was obtained by Jinzhong Deyu and guaranteed by Jinzhong Juntai Automotive Parts Manufacturing Co., Ltd.,
for a period of two years starting from August 7, 2012. As of the date of this filing, the Company has been in negotiation with the lender on renewal of the loan. The Company is not currently able to predict the probability of the success on the renewal and will repay the loan immediately if the loan cannot be renewed.	1,574,059	1,588,840

Bank loan payable to Agriculture Development Bank of China, bearing interest at six-month to one-year prime interest rate
released by The People's Bank of China.
The actual interest rate as of June 30, 2012 was 6.310%.
The term of the loan started from May 31, 2011 with maturity date on May 30, 2012. The loan was obtained by Taizihu and
pledged by its machinery and equipment. The loan was paid off on July 18, 2012.	1,416,653	-

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd.,
bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The
actual interest rate as of June 30, 2012 and December 31, 2011 was 15.084%.
The term of the loan started from August 9, 2011 with maturity date on August 7, 2012. The loan was obtained by Jinzhong Yongcheng and guaranteed by Yuci Jinmao Food Processing Factory, a related party,
for a period of two years starting from August 7, 2012. As of the date of this filing, the Company has been in negotiation with the lender on renewal of the loan. The Company is not currently able to predict the probability of the success on the renewal and will repay the loan immediately if the loan cannot be renewed.	1,337,951	1,350,514

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd.,
bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The
actual interest rate as of June 30, 2012 and December 31, 2011 was 15.084%.
The term of the loan started from August 9, 2011 with maturity date on August 7, 2012. The loan was obtained by Jinzhong Yuliang and guaranteed by Yuci Jinmao Food Processing Factory, a related party,
for a period of two years starting from August 7, 2012. As of the date of this filing, the Company has been in negotiation with the lender on renewal of the loan. The Company is not currently able to predict the probability of the success on the renewal and will repay the loan immediately if the loan cannot be renewed.	1,337,951	1,350,514

Bank loan payable to Shanxi Agriculture Rural Credit Union Co., Ltd., bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by
The People's Bank of China.
The actual interest rate as of June 30, 2012 was 14.513%.
The term of the loan started from June 10, 2011 with maturity
date on June 9, 2012. The loan was obtained by Taizihu and pledged by its buildings, machinery, and equipment. As of the date of this filing, the Company has been in negotiation with the lender on renewal of the loan. The Company is not currently able to predict the probability of the success on the renewal and will repay the loan immediately if the loan cannot be renewed.	1,101,841	-

Bank loan payable to Agriculture Development Bank of China, bearing interest at six-month to one-year prime interest rate
released by The People's Bank of China.
The actual interest rate as of June 30, 2012 was 6.560%.
The term of the loan started from November 3, 2011 with maturity date on October 30, 2012. The loan was obtained by Taizihu and
pledged by the machinery and equipment of Taizihu.	787,030	-

Bank loan payable to Shanxi Agriculture Rural Credit Union Co., Ltd., bearing interest at a floating rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by
The People's Bank of China.
The actual interest rate as of June 30, 2012 was 14.513%.
The term of the loan started from June 10, 2011 with maturity date on June 9, 2012. The loan was obtained by Taizihu and
pledged by its buildings, machinery, and equipment. As of the date of this filing, the Company has been in negotiation with the lender on renewal of the loan. The Company is not currently able to predict the probability of the success on the renewal and will repay the loan immediately if the loan cannot be renewed.	787,030	-

Bank loan payable to China Merchants Bank Beijing Dongzhimen subbranch, bearing interest at a floating rate of prime rate plus 20% of prime
rate, of which prime rate was based on one-year loan
interest rate released by The People's Bank of China. The
actual interest rate as of June 30, 2012 was 7.572%.
The term of the loan started from January 11, 2012 with maturity date on January 10, 2013. The loan was obtained by Detian Yu and guaranteed by China Agriculture Credit Guarantee Co., Ltd.
for a period of one year starting from November 30, 2011.	259,720	-

Loan payable to Hangzhou TianCi Investment Management Co.,
Ltd., an unrelated party. The loan was unsecured, bearing	57,768	58,311
no interest and no due date was specified.

Bank loan payable to Bank of Communications, bearing
interest at a floating rate of prime rate plus 30% of prime
rate, of which prime rate was based on one-year loan
interest rate released by The People's Bank of China.
The term of the loan started from May 10, 2011 with maturity date on May 9, 2012. The loan was obtained by Detian Yu and
guaranteed by Zhongyuan Guoxin Credit Guarantee Co., Ltd.,
Wenjun Tian and Jianming Hao for a period of one year
starting from May 10, 2011. The loan was paid off on May 9, 2012.	-	7,944,200

Total	$13,122,462	$14,413,480

We have loan payables to Hangzhou TianCi Investment Management Co., Ltd. and Xianghe Hotel Co., Ltd., unrelated parties. The loans were unsecured, bear no interest and no due date was specified.

NOTE 14.        NOTES PAYABLE

Notes payable consisted of the following:

	June 30,	December 31,
	2012	2011

Bank notes payable to Jinzhong Haida Nongyi Trading Co., Ltd. issued by Bank of Communication at Beijing Gongzhufen branch, bearing no interest and no finance charge. This note is for August 17, 2011 through February 17, 2012. The note was obtained and issued by Detian Yu Biotechnology (Beijing) Co., Ltd.
The note was paid off on March 7, 2012.	$-	$1,588,840
Total	$-	$1,588,840

NOTE 15.        ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
	2012	2011
Accrued VAT and other taxes	$724,640	$412,437
Accrued payroll	263,465	266,983
Others	603,907	469,785
Total	$1,592,012	$1,149,205

NOTE 16.        INCOME TAXES

United States

Deyu Agriculture Corp. is incorporated in the United States of America and is subject to the U.S. federal and state taxation.  No provision for income taxes have been made as the Company has no taxable income in the U.S.  The applicable income tax rate for the Company for the six months ended June 30, 2012 and 2011 was 34%.  No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

British Virgin Islands

City Zone, a wholly-owned subsidiary of the Company, is incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

Hong Kong

Most Smart, a wholly-owned subsidiary of the Company, is incorporated in Hong Kong.  Most Smart is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong.  No provision for income taxes have been made as Most Smart has no taxable income in Hong Kong.

People’s Republic of China

Under the Enterprise Income Tax (“EIT”) Law of the PRC, the standard EIT rate is 25%. The PRC subsidiaries of the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. According to the Tax Pronouncement [2008] No. 149 issued by the State Administration of Tax of the PRC, the preliminary processing industry of agricultural products is entitled to EIT exemption starting January 1, 2008. Three of the Company’s wholly-owned subsidiaries located in the Shanxi Province, China, including Jinzhong Deyu, Jinzhong Yongcheng and Jinzhong Yuliang, are subject to the EIT exemption. All other subsidiaries and consolidated variable interest entities are subject to the 25% EIT rate.

The provision for income taxes from continuing operations on income consists of the following for the six months ended June 30, 2012 and 2011:

	For The Six Months Ended
	June 30,
	2012	2011
Current income tax expense (benefit)
U.S.	$-	$-
PRC	500,436	-
Total current expense (benefit)	$500,436	$-

Deferred income tax expense (benefit)
U.S.	$-	$-
PRC	790,260	(488,208)
Income tax expense attributable to discontinued operations	-	24,297
Income tax expense (benefit) attributable to continuing operations	$1,290,696	$(512,505)

The following is a reconciliation of the statutory tax rate to the effective tax rate of the continuing operations for the six months ended June 30, 2012 and 2011:

	For The Six Months Ended
	June 30,
	2012	2011
Expected U.S. income tax expense	34.0%	34.0%
Increase (decrease) in taxes resulting from:
Tax-exempt income	-31.6%	-44.3%
Foreign tax differential	-0.7%	2.1%
Change in valuation allowance	11.2%	2.9%
Intercompany elimination	-1.7%	-0.6%
Other	1.1%	0.0%
Income tax expense (benefit) attributable to continuing operations	12.3%	-5.9%

Significant components of the Company’s net deferred tax assets as of June 30, 2012 and December 31, 2011 are presented in the following table:

	June 30,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards (NOL)	$2,593,384	$2,255,365
Share-based compensation	449,987	351,203
Deferred tax assets acquired in business combination	86,503	-
Total	3,129,874	2,606,568
Less: Valuation allowance	(3,129,874)	(1,813,056)
Total deferred tax assets, net	$-	$793,512

As of June 30, 2012, the company accrued fully valuation allowance on its deferred tax assets based on the change of assessment on the probability of future reversion.

NOTE 17.        NET INCOME PER SHARE

Reconciliation of the basic and diluted net income per share was as follows:

	Amounts	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the six months ended June 30, 2012:
Net income from continuing operations attributable to common stockholders - basic	$9,020,025	10,565,674	$0.85
Preferred dividends applicable to convertible preferred stocks	220,052	2,012,905
Net income from continuing operations attributable to common stockholders - diluted	$9,240,077	12,578,579	$0.73

Net income attributable to common stockholders - basic	$9,020,025	10,565,674	$0.85
Preferred dividends applicable to convertible preferred stocks	220,052	2,012,905
Net income attributable to common stockholders - diluted	$9,240,077	12,578,579	$0.73

For the six months ended June 30, 2011:
Net income from continuing operations attributable to common stockholders - basic	$9,031,468	10,498,724	$0.86
Preferred dividends applicable to convertible preferred stocks	230,146	1,961,889
Net income from continuing operations attributable to common stockholders - diluted	$9,261,614	12,460,613	$0.74

Net income attributable to common stockholders - basic	$6,449,039	10,498,724	$0.61
Preferred dividends applicable to convertible preferred stocks	230,146	1,961,889
Net income attributable to common stockholders - diluted	$6,679,185	12,460,613	$0.54

NOTE 18.        SHAREHOLDERS’ EQUITY

Reverse Acquisition and Private Placement

On April 27, 2010, we completed the acquisition of City Zone by means of a Share Exchange with (i) City Zone, (ii) City Zone’s shareholders and (iii) our principal stockholders. (see NOTE 1). Pursuant to the terms of the Share Exchange, Expert Venture and the other City Zone shareholders transferred to us all of the shares of City Zone in exchange for the issuance of 8,736,932 shares of our common stock so that Expert Venture and the other minority shareholders of City Zone shall own at least a majority of our outstanding shares.

Our directors approved the Share Exchange and the transactions contemplated thereby.  The directors of City Zone also approved the Share Exchange and the transactions contemplated thereby.

As a result of the Share Exchange, we acquired 100% of the equity interests of City Zone, the business and operations of which now constitute our primary business and operations through its wholly-owned PRC subsidiaries.  Specifically, as a result of the Share Exchange:

·	We issued 8,736,932 shares of our common stock to the City Zone Shareholders;
·	The ownership position of our shareholders who were holders of common stock immediately prior to the Share Exchange changed from 100% to 9.5% (fully diluted) of our outstanding shares; and
·	City Zone Shareholders were issued our common stock constituting approximately 65.71% of our fully diluted outstanding shares.

Immediately after the Share Exchange, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”) for the issuance and sale in a private placement of 1,866,174 Units at $4.40 per Unit, with each “Unit” consisting of one share of Series A convertible preferred stock, par value $0.001 per share (the “Investor Shares”) and a warrant to purchase 0.4 shares of our common stock with an exercise price of $5.06 per share (the “Warrants”). We initially received gross proceeds from the sale of the 1,866,174 Investor Shares and Warrants to purchase up to 746,479 shares of our common stock of $8,211,166 (the “Private Placement”).

In connection with the Private Placement, we also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, in which we agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for resale the Investor Shares, within 60 calendar days of April 27, 2010, and use our best efforts to have the Registration Statement declared effective within 180 calendar days of April 27, 2010.  We agreed to pay monthly liquidated damages in cash to each Investor equal to 0.5% of the dollar amount of the purchase price of the Investor Shares, on a pro rata basis, for each 30 day period the Registration Statement is not declared effective, up to a maximum of 8% of the purchase price, however on October 21, 2010, the SEC declared the Registration Statement effective and no liquidated damages were incurred.

In connection with the Private Placement, Maxim Group, LLC acted as our financial advisor and placement agent (the “Placement Agent”).  The Placement Agent received a cash fee equal to 7% of the gross proceeds of the Private Placement.  Maxim also received warrants to purchase 171,911 shares of our common stock at a price per share of $4.84 (the “Placement Agent Warrants”).  Pursuant to the original placement agreement entered into by and between Detian Yu and the Placement Agent on January 27, 2010 (the “Original Placement Agreement”), we engaged the Placement Agent to act as the exclusive agent to sell the Units in this offering on a “commercially reasonable efforts basis.”  The Placement Agent also received a cash corporate finance fee equally to 1% of our gross proceeds raised in the offering, payable at the time of each closing; five (5) year warrants to purchase that number of shares of Series A convertible preferred stock equal to 5% of the aggregate number of shares of Series A convertible preferred stock underlying the Units issued pursuant to the offering; and a non-refundable cash retainer of $25,000 payable upon the execution of the retainer agreement.  We also agreed to pay for all of the reasonable expenses the Placement Agent incurred in connection with the offering.

On May 10, 2010, we closed on the second and final round of the private placement offering for the issuance and sale of 589,689 Units, consisting of 589,689 shares of Series A convertible preferred stock and 235,883 five-year Series A Warrants with an exercise price of $5.06 per share, to certain Investors for total gross proceeds of $2,594,607.

We raised an aggregate amount of $10,805,750 in the offering in two closing events. As of the final closing, we had 9,999,999 shares of common stock issued and outstanding. In connection with the offering, we issued a total of 2,455,863 shares of Series A convertible preferred shares and 982,362 Series A Warrants to the investors. Additionally, the Placement Agent received 171,911 warrants.

Make Good Escrow Agreement

We also entered into a make good escrow agreement with the Investors (the “Securities Escrow Agreement”), pursuant to which the City Zone Shareholders placed a number of shares of our common stock equal to 100% of the number of shares of common stock underlying the Investor Shares, which were initially convertible into 1,866,174 shares of our common stock (the “Escrow Shares”) in an escrow account.  The Escrow Shares were being held as security in the event we did not achieve $11 million in audited net income for the fiscal year 2010 (the “2010 Performance Threshold”) and $15 million in audited net income for the fiscal year 2011 (the “2011 Performance Threshold”).  If we achieved the 2010 Performance Threshold and the 2011 Performance Threshold, the Escrow Shares would be released back to the City Zone Shareholders.  If either the 2010 Performance Threshold or 2011 Performance Threshold was not achieved, an aggregate number of Escrow Shares (such number to be determined by the formula set forth in the Securities Escrow Agreement) would be distributed to the Investors, based upon the number of Investor Shares (on an as-converted basis) purchased in the Private Placement and still beneficially owned by such Investor, or such successor, assign or transferee, at such time.  If any Investor transfers Investor Shares purchased pursuant to the Purchase Agreement, the rights to the Escrow Shares shall similarly transfer to such transferee, with no further action required by the Investor, the transferee or us.

Common Stock

As of the final closing, we had 9,999,999 shares of common stock issued and outstanding. Between the final closing date and June 30, 2012, an aggregate of 526,767 shares of Series A convertible preferred stock were converted to 526,767 shares of common stock and an aggregate of 40,000 shares of common stock were issued. As of June 30, 2012, the total number of shares of common stock issued and outstanding was 10,566,766 shares.

Series A Convertible Preferred Stock

Holders of Series A convertible preferred stock (“Series A Preferred”) are entitled to receive, cumulative dividends in preference to the holders of our common stock at an annual rate of 5% of the applicable per Series A Preferred original purchase price (the “Dividend Preference” and the “Dividends”).  If, after the Dividend Preference has been fully paid or declared and set apart, the Company shall make any additional distributions, then the holders of Series A Preferred shall participate with the holders of common stock on an as-converted basis with respect to such distributions.  Dividends are payable in cash or shares of Series A Preferred, at the Company’s option.

Upon any liquidation, dissolution or winding up of the Company, the holders of Series A Preferred will be entitled to receive, out of the assets of the Company available for distribution to its stockholders, an amount equal to $4.40 per share (the “Liquidation Preference Amount”), before any payment shall be made or any assets distributed to the holders of the common stock (the “Liquidation Preference”).

Each holder of Series A Preferred will have the right, at the option of the holder at any time on or after the issuance of the Series A Preferred, without the payment of additional consideration, to convert the Series A Preferred into a number of fully paid and nonassessable shares of common stock equal to: (i) the Liquidation Preference Amount of such share divided by (ii) the Conversion Price in effect as of the date of the conversion in accordance with the Certificate of Designations of the Series A Preferred.

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

As of June 30, 2012, an aggregate of 526,767 shares of Series A Preferred were converted into shares of common stock. On July 29, 2011, 66,379 shares of Series A Preferred were issued as dividends to the shareholders of Series A Preferred. As of June 30, 2012, the total number of shares of Series A Preferred issued and outstanding was 1,995,475 shares.

For the six months ended June, 2012 and 2011, the Company recorded a $220,052 and $230,146 preferred dividend expenses, respectively.

Series A Warrants

The warrants issued to the Investors and the Placement Agent have strike prices of $5.06 and $4.84, respectively, and expire in five (5) years.  The strike prices are subject to adjustment only for changes in our capital structure, but allow for cashless exercise under a formula that limits the aggregate issuable common shares.  There are no redemption features embodied in the warrants and they have met the conditions provided in current accounting standards for equity classification.

There were 982,362 Series A Warrants sold together with the Series A Preferred to the Investors, each of which:

(a)	entitles the holder to purchase 1 share of common stock;
(b)	are exercisable at any time after consummation of the transactions contemplated by the Securities Purchase Agreement and shall expire on the date that is five years following the original issuance date of the Series A Warrants;
(c)	are exercisable, in whole or in part, at an exercise price of $5.06 per share of common stock; and
(d)	are exercisable only for cash (except that there will be a cashless exercise option if, after twelve months from the Issue Date, (i) the Per Share Market Value of one share of common stock is greater than the Warrant Price (at the date of calculation) and (ii) a registration statement under the Securities Act providing for the resale of the common stock issuable upon exercise of Warrant Shares is not in effect, in lieu of exercising the Series A Warrant by payment of cash).

Aggregate gross proceeds from the two closing events amounted to $10,805,750.  Direct financing costs totaled $1,742,993 of which $1,555,627 was paid in cash and the balance of $187,366 represents the fair value of warrants linked to 171,911 shares of our common stock that were issued to the Placement Agent.  The proceeds and the related direct financing costs were allocated to the Series A Preferred and the warrants (classified in paid-in capital) based upon their relative fair values.  The following table summarizes the components of the allocation:

		Paid-in
	Series A	Capital
	Preferred	Warrants	Total
Fair values of financial instruments	$10,248,092	$1,039,978	$11,288,070

Gross proceeds	$9,810,227	$995,523	$10,805,750
Direct financing costs	(1,581,550)	(161,443)	(1,742,993)
Fair value of placement agent warrants	-	187,366	187,366
	$8,228,677	$1,021,446	$9,250,123

Fair value considerations:

Our accounting for the sale of Series A Preferred and Series A Warrants, and the issuance of the Placement Agent Warrants to the Placement Agent required the estimation of fair values of the financial instruments on the financing inception date.  The development of fair values of financial instruments requires the selection of appropriate methodologies and the estimation of often subjective assumptions.  We selected the valuation techniques based upon consideration of the types of assumptions that market participants would likely consider in exchanging the financial instruments in market transactions.  The Series A Preferred was valued based upon a common stock equivalent method, enhanced by the cumulative dividend feature.  The dividend feature was valued as the estimated cash flows of the dividends discounted to present value using an estimated weighted average cost of capital.  The warrants were valued using a Black-Scholes-Merton Valuation Technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments.

These fair values were necessary to develop relative fair value calculation for allocations of certain elements of the financing arrangement, principally proceeds and the related direct financing costs.  The following tables reflect assumptions used to determine the fair value of the Series A Preferred:

		Series A	Series A
	Fair Value	Preferred	Preferred
	Hierarchy	April 27,	May 10,
	Level	2010	2010
Indexed common shares		1,866,174	589,689

Components of fair value:
Common stock equivalent value		$6,631,403	$2,083,094
Dividend feature		659,821	209,439
		$7,291,224	$2,292,533

Significant assumptions:
Common stock price	3	3.55	3.53
Horizon for dividend cash flow projection	3	2.00	2.00
Weighted average cost of capital ("WACC")	3	15.91%	15.55%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. There were no level 1 inputs.

(2)	Level 2 inputs are significant other observable inputs. There were no level 2 inputs.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety.

●	Stock price- Given that management did not believe our trading market price was indicative of the fair value of our common stock at the measurement date, the common stock price value was derived implicitly from an iterative process based upon the assumption that the consideration of the Private Placement was the result of an arm’s length transaction. The Private Placement was composed of shares of Series A Preferred and Series A Warrants which were both indexed to our common stock; accordingly, we used an iterative process to determine the value of our common stock in order for the fair value of the Series A Preferred and Series A Warrants to equal the amount of consideration received in the Private Placement.

●	Dividend horizon- We estimated the horizon for dividend payment at 2 years.

●	WACC- The rates utilized to discount the cumulative dividend cash flows to their present values were based on a weighted average cost of capital of 18.94% and 18.60%, as of April 27, 2010 and May 10, 2010, respectively. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require in an investment in companies similar in size and operating in similar markets as Deyu Agriculture Corporation. The cost of equity was determined using a build-up method which begins with a risk free rate and adds expected risk premiums designed to reflect the additional risk of the investment. Additional premiums or discounts related specifically to us and the industry are also added or subtracted to arrive at the final cost of equity rate. The cost of debt was determined based upon available financing terms.

●	Significant inputs and assumptions underlying the model calculations related to the warrant valuations are as follows:

The following tables reflect assumptions used to determine the fair value of the Warrants:

		April 27, 2010		May 10, 2010
	Fair Value
	Hierarchy	Investor	Agent	Investor	Agent
	Level	warrants	warrants	warrants	Warrants

Indexed shares		746,479	130,632	235,883	41,279
Exercise price		5.06	4.84	5.06	4.84

Significant assumptions:
Stock price	3	3.55	3.55	3.53	3.53
Remaining term	3	5 years	5 years	5 years	5 years
Risk free rate	2	2.39%	2.39%	2.24%	2.24%
Expected volatility	2	45.25%	45.25%	45.47%	45.47%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	There were no Level 1 inputs.

(2)	Level 2 inputs include:

●	Risk-free rate- This rate is based on publicly-available yields on zero-coupon Treasury securities with remaining terms to maturity consistent with the remaining contractual term of the warrants

●	Expected volatility- We did not have a historical trading history sufficient to develop an internal volatility rate for use in the model. As a result, we have used a peer approach wherein the historical trading volatilities of certain companies with similar characteristics as ours and who had a sufficient trading history were used as an estimate of our volatility. In developing this model, no one company was weighted more heavily.

(3)	Level 3 inputs include:

●	Stock price- Given that management did not believe our trading market price was indicative of the fair value of our common stock at the measurement date, the stock price was determined implicitly from an iterative process based upon the assumption that the consideration of the Private Placement was the result of an arm’s length transaction.

●	Remaining term- We do not have a history to develop the expected term for our warrants. Accordingly, we have used the contractual remaining term in our calculations.

The following is a summary of the status and activity of warrants outstanding as of June 30, 2012:

Outstanding Warrants
Exercise Price	Number of Warrants	Average Remaining Contractual Life
$5.06	982,362	2.83 years
$4.84	171,911	2.82 years
Total	1,154,273

Number of Warrants
Outstanding as of January 1, 2012	1,154,273
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2012	1,154,273

NOTE 19.          SHARE-BASED COMPENSATION

As of June 30, 2012, the Company had one share-based compensation plan as described below. The compensation cost that had been charged against income for the plan was $290,051 and $275,163 for the six months ended June 30, 2012 and 2011, respectively. The related income tax benefit recognized was $98,784 and $93,555 for the six months ended June 30, 2012 and 2011, respectively. A 100% valuation allowance was assessed against the deferred tax assets derived from such tax benefit as of June 30, 2012 and December 31, 2011.

On November 4, 2010, our Board of Directors approved the Company’s 2010 Share Incentive Plan (the “Plan”).  Under the Plan, 1,000,000 shares of our common stock shall be allocated to and authorized for use pursuant to the terms of the Plan.  On November 8, 2010, a total of 931,000 non-qualified incentive stock options were approved by our Board of Directors and granted under the Plan, including 851,000 options granted to the Company’s executives and key employees (collectively, “Employees”) and 80,000 options granted to consultants and independent directors of the Board (collectively, “Non-employees”), at an exercise price of $4.40 per share.  On December 15, 2010, 40,000 non-qualified incentive stock options were approved by our Board of Directors and granted under the Plan to a consultant at an exercise price of $4.40 per share.  The option award granted in 2010 shall vest as follows:

(i)	33 1/3% of the option grants be vested one (1) month after the date of grant;
(ii)	33 1/3% of the option grants be vested twelve (12) months after the date of grant; and
(iii)	33 1/3% of the option grants be vested twenty-four (24) months after the date of grant

Share-based Compensation plan on March 8, 2012

On March 8, 2012, our Board of Directors allocated to and authorized for use the maximum number of shares allowable pursuant to the terms of the Plan and granted 420,000 options under the Plan, of which 264,000 were new options and 156,000 were re-granted after such options were forfeited by employees as a result of their resignations from the Company in accordance with the terms of their option agreements. All of the newly granted options vest as follows:

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

The following tables reflect assumptions used to determine the fair value of the option award:

Options granted on November 8, 2010:

Exercisable Period	12/8/2010 - 11/8/2020	11/8/2011 - 11/8/2020	11/8/2012 - 11/8/2020
Risk-free Rate (%)	1.12	1.27	1.46
Expected Lives (years)	5.04	5.50	6.00
Expected Volatility (%)	46.10	44.49	43.04
Expected forfeitures per year (%)	0.00-27.00	0.00-27.00	0.00-27.00
Dividend Yield (%)	0.00	0.00	0.00

Options granted on December 15, 2010:

Exercisable Period	1/15/2011 - 12/15/2020	12/15/2011 - 12/15/2020	12/15/2012 - 12/15/2020
Risk-free Rate (%)	2.15	2.32	2.50
Expected Lives (years)	5.04	5.50	6.00
Expected Volatility (%)	46.15	44.52	43.09
Expected forfeitures per year (%)	0.00	0.00	0.00
Dividend Yield (%)	0.00	0.00	0.00

Options granted on March 8, 2012:

Exercisable Period	09/08/2012 - 03/08/2020	03/08/2013 - 03/08/2020
Risk-free Rate (%)	0.94	1.00
Expected Lives (years)	5.25	5.49
Expected Volatility (%)	45.91	45.22
Expected forfeitures per year (%)	0.00	0.00
Dividend Yield (%)	0.00	0.00

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	There were no Level 1 inputs.

(2)	Level 2 inputs include:

●	Risk-free rate- This rate is based on continuous compounding of publicly-available yields on U.S. Treasury securities with remaining terms to maturity consistent with the expected term of the options at the dates of grant.

●	Expected volatility- We did not have a historical trading history sufficient to develop an internal volatility rate for use in the model. As a result, we have used a peer approach wherein the historical trading volatilities of certain companies with similar characteristics as ours and who had a sufficient trading history were used as an estimate of our volatility. In developing this model, no one company was weighted more heavily.

(3)	Level 3 inputs include:

●	Expected lives- The expected lives of options granted were derived from the output of the option valuation model and represented the period of time that options granted are expected to be outstanding.

●	Expected forfeitures per year- The expected forfeitures are estimated at the dates of grant and will be revised in subsequent periods pursuant to actual forfeitures, if significantly different from the previous estimates.

The estimates of fair value from the model are theoretical values of stock options and changes in the assumptions used in the model could result in materially different fair value estimates.  The actual value of the stock options will depend on the market value of the Company’s common stock when the stock options are exercised.

A summary of option activity under the Plan as of June 30, 2012, and changes during the six-month period then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
Options	Shares	Price	Term
Outstanding as of January 1, 2012	815,000	$4.40
Granted	420,000	$1.45
Exercised	-	$-
Forfeited	(57,000)	$4.40
Outstanding as of June 30, 2012	1,178,000	$3.60	4.53 years
Exercisable as of June 30, 2012	505,333	$4.40	4.18 years
Vested and expected to vest (1)	1,135,758	$3.31	4.54 years

(1) Includes vested shares and unvested shares after a forfeiture rate is applied.

A summary of the status of the Company’s unvested shares as of June 30, 2012, and changes during the six months ended June 30, 2012 is presented below:

		Weighted-
		Average
		Grant-
		Date Fair
Unvested Shares	Shares	Value
Unvested as of January 1, 2012	271,667	$487,813
Granted	420,000	249,669
Vested	-	-
Forfeited	(19,000)	(34,117)
Unvested as of June 30, 2012	672,667	$703,365

NOTE 20.	RELATED PARTY TRANSACTIONS

Transactions

	For The Six Months Ended
	June 30,
	2012	2011
Sales to Beijing Doukounianhua Biotechnology Co., Ltd.	$9,506	$-
Sales to Beijing Yilian Gifts Tech. Development Co., Ltd.	19,607	-

Mr. Jianming Hao, Chief Executive Officer of the Company is the Executive Director of Beijing Yilian Gifts Tech. Development Co., Ltd. Jianbin Zhou, the Chief Operating Officer of the Company is the legal representative of Beijing Doukounianhua Biotechnology Co., Ltd. The prices in the transactions with related parties were determined according to the market price sold to or purchased from third parties.

Due from related parties

	June 30,	December 31,
	2012	2011

Due from HE Hao	$132,140	$-
Due from Beijing Doukounianhua Biotechnology Co., Ltd.	41,736	24,666
Due from Chang Qinpin	-	-
Due form Jinshang International Finance Leasing Co., Ltd.	4,248	3,537
Due from Beijing Yilian Gifts Tech. Development Co., Ltd.	-	468,976
Due from Deyufarm Innovation Food (Beijing) Co., Ltd.	-	89,929
Total	$178,124	$587,108

Due to related parties

	June 30,	December 31,
	2012	2011

Due to Dongsheng International Investment Co., Ltd.	$3,015,898	$2,899,633
Due to Mr. Wenjun Tian	2,518,495	2,542,144
Due to Beijing Yilian Gifts Tech. Development Co., Ltd.	265,868	3,338
Total	$5,800,261	$5,445,115

Mr. Wenjun Tian, the former President and Executive Director of the Company, is also the President and Executive Director of Dongsheng International Investment Co., Ltd. and the Executive Director of Jinshang International Finance Leasing Co., Ltd.  Those advances as of June 30, 2012 and December 31, 2011 are unsecured, bear no interest and no due date is specified. Deyufarm Innovation Food (Beijing) Co., Ltd. was no longer considered a related party after the VIE termination on December 20, 2011 (see Note 1) simultaneously accompanied with the key executives of the Company resigning from all management posts in the VIE Group and selling their shares in the VIE Group to an unrelated individual.

Guarantees

As of June 30, 2012, Mr. Wenjun Tian and Mr. Jianming Hao provided guarantees on short-term loans obtained by Detain Yu. Yuci Jinmao Food Processing Factory, of which the legal representative is Junlian Zheng, the wife of Junde Zhang, Vice President of the Company, provided guarantees on short-term loans obtained by Jinzhong Yongcheng and Jinzhong Yuliang.

As of June 30, 2012, Jinzhong Deyu provided guarantees on short-term loans obtained by Jinzhong Yuliang and Jinzhong Yongcheng. Jinzhong Yuliang also provided guarantees on a short-term loan obtained by Jinzhong Yongcheng.

NOTE 21.	SEGMENT REPORTING

The Company defined reportable segments according to ASC Topic 280. In the fourth quarter of 2011, our management changed the structure of allocating resources and assessing the performance of the group. The new three segments were identified primarily based on the structure of allocating resources and assessing performance of the group, including corn division, grain division and bulk trading division. The segment reporting information for the three months and six months ended June 30, 2012 was based on these three segments and that for the three months and six months ended June 30, 2011 was restated accordingly.

The corn division is in the business of purchasing corn from farmers, simple processing and distributing to agricultural product trading companies through wholesale.  The business of the grain division is conducted by processing and distributing grains and other products to supermarkets and convenient stories after processing with our own brand names, including “Deyu”, “Shi-Tie”, “Huichun” and “Longquan Villa”.  The business of the bulk trading division is conducted by bulk purchasing and the sale of raw grain.

For The Six Months Ended	Corn	Grain	Bulk Trading
June 30, 2012	Division	Division	Division	Other	Total
Revenues from external customers	$80,564,872	$29,269,621	$8,741,986	$-	$118,576,479
Intersegment revenues	-	-	-	-	-
Interest revenue	6,651	4,999	6,028	(2)	17,676
Interest expense	(405,008)	(382,393)	(142,638)	-	(930,039)
Net interest (expense) income	(398,358)	(377,394)	(136,609)	(2)	(912,363)
Depreciation and amortization	(274,801)	(878,639)	(180)	(6,089)	(1,159,709)
Noncontrolling interest	-	-	-	40,869	40,869
Segment net profit (loss)	6,087,599	5,006,945	(386,344)	(1,508,992)	9,199,208

For The Three Months Ended	Corn	Grain	Bulk Trading
June 30, 2012	Division	Division	Division	Other	Total
Revenues from external customers	$37,357,786	$14,618,976	$3,860,248	$-	$55,837,010
Intersegment revenues	-	-	-	-	-
Interest revenue	3,068	1,809	1,263	(2)	6,138
Interest expense	(190,105)	(174,961)	(80,429)	-	(445,495)
Net interest (expense) income	(187,038)	(173,151)	(79,165)	(2)	(439,356)
Depreciation and amortization	(82,842)	(481,516)	(90)	10	(564,438)
Noncontrolling interest	-	-	-	19,435	19,435
Segment net profit (loss)	2,572,577	2,290,282	(843,574)	(1,116,778)	2,902,507

For The Six Months Ended	Corn	Grain	Bulk Trading
June 30, 2011	Division	Division	Division	Other	Total
Revenues from external customers	$55,178,759	$14,408,542	$16,515,219	$-	$86,102,520
Intersegment revenues	5,071,110	18,470	-	-	5,089,580
Interest revenue	25,931	168	100	262	26,461
Interest expense	(124,615)	(43,604)	(43,605)	-	(211,824)
Net interest (expense) income	(98,684)	(43,436)	(43,504)	262	(185,362)
Depreciation and amortization	(84,217)	(352,338)	39,018	(5,849)	(403,386)
Noncontrolling interest	-	-	-	985,713	985,713
Segment net profit (loss)	8,914,545	1,366,534	333,177	(1,352,642)	9,261,614

For The Three Months Ended	Corn	Grain	Bulk Trading
June 30, 2011	Division	Division	Division	Other	Total
Revenues from external customers	$34,686,833	$7,673,132	$7,096,738	$-	$49,456,703
Intersegment revenues	5,071,110	18,470	-	-	5,089,580
Interest revenue	12,091	3,190	4,765	-	20,046
Interest expense	(119,714)	(42,370)	29,198	-	(132,886)
Net interest (expense) income	(24,306)	(48,027)	(43,474)	262	(115,545)
Depreciation and amortization	(10,240)	(358,101)	39,031	(6,111)	(335,421)
Noncontrolling interest	-	-	-	841,530	841,530
Segment net profit (loss)	5,322,325	346,614	(114,562)	(798,519)	4,755,858

All of our revenues were generated from customers in China, except for sales of certain bean-based products to local exporting agencies in China who export them to Germany, Japan, and other countries. Sales to exporting agencies were denominated in RMB, the Company’s functional currency and were accounted for as domestic sales. All long-lived assets are located in China. The following tables set forth our three major customers in each segment:

	For The Six Months Ended
	June 30,
Corn Division :	2012	2011
Chongqin Sanwang Feed Co., Ltd.	6.6%	-
Meishan Wen’s Rear Livestock Co., Ltd.	5.6%	-
Shanxi Helifeihua Trading Co., Ltd.	4.9%	3.6%
Top Three Customers as % of Total Gross Sales:	17.1%	3.6%

Grain Division :
Deyufarm Innovation Food (Beijing) Co., Ltd.	24.3%	-
Shenzhen Xinjiawang Co., Ltd.	5.1%	-
Shanxi Doukounianhua Food Co., Ltd.	5.1%	-
Top Three Customers as % of Total Gross Sales:	34.5%	-

Bulk Trading Division :
Shanxi Zhengda Co., Ltd.	55.7%	-
Shanxi Guchuan Food Co., Ltd.	14.6%	-
Yunmeng Zhang	7.8%	-
Top Three Customers as % of Total Gross Sales:	78.1%	-

NOTE 22.	CONCENTRATION OF CREDIT RISK

As of June 30, 2012 and December 31, 2011, all of the Company’s cash balances in bank were maintained within the PRC where no rule or regulation currently in place to provide obligatory insurance for bank deposits in the event of bank failure.  However, the Company has not experienced any losses in such accounts and believes it is not exposed to such risks on its cash balances in banks.

For the six months ended June 30, 2012 and 2011, all of the Company’s sales were generated in the PRC.  In addition, all accounts receivable as of June 30, 2012 and December 31, 2011 were due from customers located in the PRC.

No single customer accounted for greater than 10% of the Company’s consolidated gross revenue for the six months ended June 30, 2012 and 2011 or consolidated accounts receivable as of June 30, 2012 and December 31, 2011.

NOTE 23.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases railroad lines, warehouses, and offices under operating leases.  Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

As of June 30,	Operating Leases
2013	$96,175
2014	87,360
2015	86,888
2016	86,888
2017	86,888
Thereafter	881,185
$1,325,384

Contingencies

On February 12, 2012, the Company’s former Chief Financial Officer alleged that the Company may have violated certain state and federal laws and regulations and upon receipt of such allegations, the Company's Audit Committee retained K&L Gates LLP to conduct an inquiry into such allegations. On March 27, 2012, the Company received a letter asserting a claim of wrongful termination in violation of public policy wherein the former Chief Financial Officer seeks payment of $250,000 plus the issuance of 60,000 shares of common stock in settlement for the claimed damages therein. Subsequently, on July 23, 2012, the Company was provided a copy of a complaint filed in the Superior Court of California, County of Orange, repeating the same allegations contained in the March 27, 2012 letter.

The Company believes that such allegations and claims are without merit and intends to vigorously defend such allegations and claims. Because the inquiry is in its initial stages, the Company is not currently able to predict the probability of a favorable or unfavorable outcome, or the amount of any possible loss in the event of an unfavorable outcome. Consequently, no material provision or liability has been recorded for such allegations and claims as of June 30, 2012. However, management is confident in its defenses to such allegations and claims.

NOTE 24.	SUBSEQUENT EVENTS

The Company has evaluated events after the balance sheet date of these consolidated financial statements through the date these consolidated financial statements were issued. There were no material subsequent events as of that date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Operating revenue from continuing operations for the six months ended June 30, 2012 was $118,576,479, representing a 37.7% increase from $86,102,520 for the six months ended June 30, 2011. Our net income available to common stockholders for the six months ended June 30, 2012 was $9,020,025, representing a 39.9% increase from $6,449,039 for the six months ended June 30, 2011.

We conduct our business through three divisions:

·	Corn Division –acquires unprocessed corn and perform value-added processes to the corn such as cleaning, drying and packaging. Consumers range from livestock feed companies to corn oil/corn starch manufacturing companies and governmental procurement agencies in China.

·	Grain Division –acquires unprocessed grains including millet, green bean, soy bean, black rice and many other varieties of grains traditionally grown and consumed in China and performs value-added processes to the grains such as peeling, cleaning, grinding and packaging. The Grain Division also produces and distributes deep processed grain products, including bean based products, fruit vinegars and juices, noodles and other grain products. Over 200 types of finished products of this division are sold through supermarkets and convenience stores in China and overseas.

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

We have cultivated an extensive wholesale network for corn and bulk trading with customers including various livestock feed companies, food manufacturers, corn oil/corn starch manufacturing companies, grain trading companies, wholesalers and governmental procurement agencies in approximately 15 provinces. Meanwhile, our retail sales network for processed grain covers approximately 20,000 supermarkets and convenience stores with distribution to over 29 provinces in China, including the cities of Beijing, Tianjin, Jinan, Fuzhou, Chengdu and Shijiazhuang, in some of the world’s most widely known supermarkets. Our retail sales channels are as follows:

·	Supermarkets : At present, our sales network covers approximately 20,000 supermarkets and convenience stores with distribution to over 29 provinces in China, including the cities of Beijing, Tianjin, Jinan, Fuzhou, Chengdu and Shijiazhuang, in some of the world’s most widely known supermarket chains.

·	Sales channels of unpackaged products : We also sell unpackaged products of various kinds of grains at special counters under the brand name “Deyu” in over 200 supermarkets open and loosely in baskets where customers can scoop the grains into plastic bags to determine the volume they want, and such sales strategy targets a large number of consumers.

·	Overseas sales : We acquired the Taizihu Group on February 2, 2012, which has established sales channels to export bean-based products through exporting agencies to Germany, Japan, and other countries.

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

The Taizihu Group has a production base with site coverage of over 1,076,000 square feet and a constructed area of 234,000 square feet in proximity to Houma, a transportation hub. This base is equipped with advanced production lines. At this time, less than one third of the land at this production base has been developed. We believe that we can develop more production lines for accommodating the potential rise in future demand without acquiring land use rights for more land.

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

In 2012, we shifted our business strategy away from rapidly growing our business through supplementing our working capital with bank loans towards a more stable developmental approach of focusing on maintaining our sales network resources, improving cash flow from operating activities and managing a stable capital structure. We now focused on developing our main businesses by: (a) exploring more large and famous brand name livestock feed manufacturers and maintaining good relationships with major customers for our corn business; (b) promoting our brand name of grain products instead of rapidly increasing the number of stores selling our products as a whole; (c) exploring corporate client for our refined packaged grain products; (d) increasing gross margin by reducing the low price strategies we implemented last year and introducing more products with higher gross margins; (e) expanding our export business through export agents or strategic partnerships with foreign food companies based on the products produced by the Taizihu Group; and (f) reducing parts of our bulk trade business having relatively lower gross margins and longer turnover time.

Results of Operations for the Three Months Ended June 30, 2012 as Compared to the Three Months Ended June 30, 2011

	For The Three Months Ended
	June 30,
	2012	2011	Change	%

Net revenue	$55,837,010	$49,456,704	$6,380,306	12.9%
Cost of goods sold	(45,334,604)	(40,537,974)	(4,796,630)	11.8%
Gross Profit	10,502,406	8,918,730	1,583,676	17.8%

Selling expenses	(3,973,047)	(2,799,444)	(1,173,603)	41.9%
General and administrative expenses	(2,106,397)	(1,501,660)	(604,737)	40.3%
Total Operating Expense	(6,079,444)	(4,301,104)	(1,778,340)	41.3%
Operating income	4,422,962	4,617,626	(194,664)	-4.2%

Interest income	6,138	20,046	(13,908)	-69.4%
Interest expense	(445,495)	(132,886)	(312,609)	235.2%
Non-operating income	8,304	(31,168)	39,472	-126.6%
Total Other Expense	(431,053)	(144,008)	(287,045)	199.3%

Income from continuing operations before income taxes	3,991,909	4,473,618	(481,709)	-10.8%
Income taxes	(1,089,402)	282,240	(1,371,642)	-486.0%
Income from continuing operations	2,902,507	4,755,858	(1,853,351)	-39.0%
Loss from discontinued operations, net of income taxes	-	(2,359,135)	2,359,135	-100.0%

Net income	2,902,507	2,396,723	505,784	21.1%
Net loss attributable to noncontrolling interests	19,435	841,530	(822,095)
Net income attributable to Deyu Agriculture Corp.	2,921,942	3,238,253	(316,311)	-9.8%
Preferred stock dividends	(109,977)	(132,459)	22,482	-17.0%
Net income available to common stockholders	$2,811,965	$3,105,794	$(293,829)	-9.5%

Net Revenue

Our net revenue for the three months ended June 30, 2012 was $55.8 million compared with $49.5 million for the three months ended June 30, 2011, an increase of $6.4 million, or 12.9%. This was the combined result of an increase of $2.7 million in corn sales, an increase of $6.9 million in grain sales and a decrease of $3.2 million of bulk trading sales. Sales derived from our Corn Division, Grain Division and Bulk Trading Division for the three months ended June 30, 2012 were $37.4 million, $14.6 million and $3.9 million, accounting for 66.9%, 26.2% and 6.9% of total net revenue, respectively.

The following table breaks down the distribution of our sales volume and amount by division and as a percentage of gross sales:

	For The Three Months Ended June 30,
	2012			2011
	Volume (ton)	Net Revenue	% of total sales	Volume (ton)	Net Revenue	% of total sales	Changes	%
Corn Division	101,109	$37,357,786	66.9%	109,301	$34,686,834	70.1%	$2,670,952	7.7%
Grain Division	24,971	14,618,976	26.2%	12,255	7,673,132	15.5%	6,945,844	90.5%
Bulk Trading Division	12,007	3,860,248	6.9%	13,343	7,096,738	14.3%	(3,236,490)	-45.6%
Total	138,087	$55,837,010	100.0%	134,899	$49,456,704	100.0%	$6,380,306	12.9%

Net revenue from our Corn Division for the three months ended June 30, 2012 was approximately $37.4 million, an increase of $2.7 million, or approximately 7.7%, as compared to the three months ended June 30, 2011. This growth was the combined result of an increase in average sales price of 16.4% due to inflation in China, partially offset by a decrease of 7.5% in sales volume. The decrease in sales volume was primarily attributable to decrease in working capital supported by bank loans and bank notes from an average loan balance of $31.7 million for the three months ended June 30, 2011 to $9.3 million for the three months ended June 30, 2012 (excluding the bank loans increased as a result of consolidating the newly acquired Taizihu Group), which resulted in substantial decrease in bulk trading activities. Such decrease in sales volume was partially offset by the effect of nearly doubled storage and turnover capacity attributed to the new logistics center with the five drying cylinders and six warehouses put into use in June 2011.

Net revenue from our Grain Division for the three months ended June 30, 2012 was $14.6 million, an increase of $6.9 million, or 90.5%, as compared to the three months ended June 30, 2011. The increase consisted of an increase of $1.1 million or 16% attributable to our sustaining Grain Division sales and $5.8 million of sales revenue added by the Taizihu Group, which we acquired in February 2012 engaging in producing and distributing bean-based products, fruit vinegars and juices, and grain beverages. The sustaining grain sales increase was primarily due to the growth of our brand awareness among customers.

Net Revenue from our Bulk Trading Division for the three months ended June 30, 2012 was $3.9 million, a decrease of $3.2 million, or 45.6%, as compared to the three months ended June 30, 2011. This decrease was mainly attributable to the reduction of some transactions with low margins or long credit terms by shifting more financial resources to our Corn Division and Grain Division.

Cost of Goods Sold

Cost of goods sold mainly consisted of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and packaging costs. Our cost of goods sold increased by 11.8% from $40.5 million in the three months ended June 30, 2011 to $45.3 million for the three months ended June 30, 2012. This increase was primarily attributable to an increase in sales volume of 3,188 tons, or 2.4%, and the increase in purchase prices of materials and labor costs caused by the inflation in China.

Gross Profit

The following table breaks down the gross profit and gross margin by division:

	For The Three Months Ended June 30,
	2012			2011
	Gross Profit	% of total Gross Profit	Margin	Gross Profit	% of total Gross Profit	Margin
Corn Division	$5,808,143	55.3%	15.5%	$6,242,553	70.0%	18.0%
Grain Division	4,386,915	41.8%	30.0%	1,899,097	21.3%	24.7%
Bulk Trading Division	307,348	2.9%	8.0%	777,080	8.7%	10.9%
Total	$10,502,406	100.0%	18.8%	$8,918,730	100.0%	18.0%

Our gross profit increased by $1.6 million, or 17.8%, from $8.9 million for the three months ended June 30, 2011 to $10.5 million for the three months ended June 30, 2012. The increase was a combined result of an increase of $2.5 million in the Grain Division, a decrease of $0.4 million in the Corn Division and a decrease of $0.5 million in the bulk trading division. Our gross margin increased from 18.0% in the three months ended June 30, 2011 to 18.8% in the three months ended June 30, 2012. The increase in gross margin was the combined result of an increase of 530 basis points in gross margin in our Grain Division partially offset by a decrease of 250 basis points in gross margin our Corn Division and a decrease of 290 basis points in gross margin in our Bulk Trading Division.

Gross profit in the Corn Division was $5.8 million, contributing to 55.3% of total gross profit for the three months ended June 30, 2012.  Gross margin for our Corn Division was 15.5% for the three months ended June 30, 2012, down by 245 basis points from 18% for the three months ended June 30, 2011. The decrease in gross margin was mainly attributable to the continuous increase in the purchase price of raw corn and supplemental procurement from suppliers. The purchase price of raw corn increased by over 19% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, however the selling price did not increase consistently. In addition, we supplemented the supply of raw materials from farmers by purchasing from other corn traders whose purchase prices were usually higher which negatively affected the gross margin of the Corn Division.

Gross profit in the Grain Division was $4.4 million, contributing to 41.8% of total gross profit for the three months ended June 30, 2012. Gross margin for the Grain Division was 30.0% for the three months ended June 30, 2012, increased by 530 basis points from 24.7% for the three months ended June 30, 2011. The increase in gross margin was mainly attributable to our shift in marketing strategy in 2012 focusing on brand promotion as compared to the expansion strategies in 2011 through setting our selling price lower than the average market price, which reduced our profit margin last year.

Gross profit in the Bulk Trading Division was $0.3 million, contributing to 2.9% of total gross profit for the three months ended June 30, 2012. Gross margin for the Bulk Trading Division was 8.0% for the three months ended June 30 2012 which was relatively lower compared to our other Divisions, which was mainly due to its business nature of high turnover rate and relatively lower cost maintenance. Gross margin decreased by 290 basis points for the three months ended June 30, 2012 from 10.9% for the three months ended June 30, 2011. The decrease was mainly attributable to the increasing sales percentage of wheat with relatively lower gross margin.

Selling Expenses

Selling expenses increased by $1.2 million, or 41.9%, for the three months ended June 30, 2012 as compared to $2.8 million for the three months ended June 30, 2011. This increase was primarily a combined result of an increase of $1.2 in million freight charges caused by the rising of railway freight charge, and an increase of $0.6 million in advertisement expenses spent on brand promotion, partially offset by a decrease of $0.6 million in slotting fees for initial product display in supermarkets.

General and Administrative Expenses

General and administrative expenses increased by $0.6 million to $2.1 million in the three months ended June 30, 2012, or 40.3%, compared to $1.5 million for the three months ended June 30, 2011. This increase was mainly attributable to increased expenses added by the Taizihu Group, as well as increased depreciation and amortization caused by newly-acquired buildings, which commenced depreciation in January 2012.

Interest Expense

Interest expense for the three months ended June 30, 2012 was $445,495 compared to interest expense of $132,886 for the three months ended June 30, 2011, an increase of $312,609, or 235.2%. This increase was mainly due to the increase in interest rate and balance of interest-bearing bank loans. Decrease in the average loan balance of $31.7 million for the three months ended June 30, 2011 to $9.3 million for the three months ended June 30, 2012 (excluding the bank loans increased as a result of consolidating the newly acquired Taizihu Group) was primarily due to decrease in non-interest-bearing bank acceptance notes, which had no effect to interest expense.

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

Income tax expenses were $1,089,402 for the three months ended June 30, 2012, which consisted of $329,409 of current income tax expenses derived from Taizihu Group and $759,993 of deferred income tax expenses primarily derived from Detian Yu for additional valuation allowance for deferred tax assets generated in previous years due to uncertainty of realization of net operating losses carryover. Income before income taxes incurred at Jinzhong Deyu, Jinzhong Yongcheng and Jinzhong Yuliang are subject to the EIT exemption. Income tax expenses for the current quarter were mainly attributable to the Taizihu Group, which was subject to the 25% EIT rate. We recorded income tax benefit of $282,240 for the three months ended June 30, 2011 mainly because of the tax credits derived from net operating losses from taxable entities that can be carried forward for next five years according to the PRC tax law.

Loss from discontinued operations, net of income taxes

Loss from discontinued operations, net of income taxes for the three months ended June 30, 2011 was $2.4 million, derived from the VIE Group over which our control was terminated on December 20, 2011. The VIE Group was no longer within the consolidation scope after the control termination.

Net Income

As a result of the above, we had net income available to common stockholders of $2.8 million for the three months ended June 30, 2012 compared to a net income of $3.1 million for the three months ended June 30, 2011, an decrease of $0.3 million, or 9.5%.

Results of Operations for the Six Months Ended June 30, 2012 as Compared to the Six Months Ended June 30, 2011

	For The Six Months Ended
	June 30,
	2012	2011	Change	%

Net revenue	$118,576,479	$86,102,520	$32,473,959	37.7%
Cost of goods sold	(95,654,272)	(69,342,673)	(26,311,599)	37.9%
Gross Profit	22,922,207	16,759,847	6,162,360	36.8%

Selling expenses	(8,131,419)	(5,022,847)	(3,108,572)	61.9%
General and administrative expenses	(3,965,171)	(2,811,820)	(1,153,351)	41.0%
Total Operating Expense	(12,096,590)	(7,834,667)	(4,261,923)	54.4%
Operating income	10,825,617	8,925,180	1,900,437	21.3%

Interest income	17,676	26,461	(8,785)	-33.2%
Interest expense	(930,039)	(211,824)	(718,215)	339.1%
Non-operating income	576,650	9,292	567,358	6105.9%
Total Other Expense	(335,713)	(176,071)	(159,642)	90.7%

Income from continuing operations before income taxes	10,489,904	8,749,109	1,740,795	19.9%
Income taxes	(1,290,696)	512,505	(1,803,201)	-351.8%
Income from continuing operations	9,199,208	9,261,614	(62,406)	-0.7%
Loss from discontinued operations, net of income taxes	-	(3,568,142)	3,568,142	-100.0%

Net income	9,199,208	5,693,472	3,505,736	61.6%
Net loss attributable to noncontrolling interests	40,869	985,713	(944,844)
Net income attributable to Deyu Agriculture Corp.	9,240,077	6,679,185	2,560,892	38.3%
Preferred stock dividends	(220,052)	(230,146)	10,094	-4.4%
Net income available to common stockholders	$9,020,025	$6,449,039	$2,570,986	39.9%

Net Revenue

Our net revenue for the six months ended June 30, 2012 was $118.6 million compared with $86.1 million for the six months ended June 30, 2011, an increase of $32.5 million, or 37.7%. This was the combined result of an increase of $25.4 million of corn sales, an increase of $14.9 million of grain sales and a decrease of $7.8 million of bulk trading sales. Sales derived from our Corn Division, Grain Division and Bulk Trading Division for the six months ended June 30, 2012 were $80.6 million, $29.3 million and $8.7 million respectively, accounting for 67.9%, 24.7% and 7.4% of total net revenue, respectively.

The following table breaks down the distribution of our sales volume and amount by division and as a percentage of gross sales:

	For The Six Months Ended June 30,
	2012			2011
	Volume (ton)	Net Revenue	% of total sales	Volume (ton)	Net Revenue	% of total sales	Changes	%
Corn Division	221,437	$80,564,872	67.9%	176,201	$55,178,759	64.1%	$25,386,113	46.0%
Grain Division	34,670	29,269,621	24.7%	17,556	14,408,542	16.7%	14,861,079	103.1%
Bulk Trading Division	23,675	8,741,986	7.4%	28,430	16,515,219	19.2%	(7,773,233)	-47.1%
Total	279,782	$118,576,479	100.0%	222,187	$86,102,520	100.0%	$32,473,959	37.7%

    Net revenue from our Corn Division for the six months ended June 30, 2012 was approximately $80.6 million, an increase of $25.4 million, or approximately 46.0%, as compared to the six months ended June 30, 2011. This growth was the combined result of an increase of an average sales price of 16.2% due to inflation in China and an increase of sales volume of 25.7% which is mainly attributable to the double increase of storage and turnover capacity by the new logistics center with the five drying cylinders and six warehouses put into use in June 2011, and offset by a decrease of working capital supported by bank loans and bank notes from average balance of $17.2 million for the six months ended June 30, 2011 to $12.5 million (excluding the bank loans increased by the newly acquired Taizihu Group).

Net revenue from our Grain Division for the six months ended June 30, 2012 was $29.3 million, an increase of $14.9 million, or 103.1%, as compared to the six months ended June 30, 2011. The increase consisted of an increase of $4.8 million or 32.2% attributable to our sustaining Grain Division sales and $10.1 million of sales revenue added by the Taizihu Group, which we acquired in February 2012 and is engaged in producing and distributing bean-based products, fruit vinegars and juices, and grain beverages. The sustaining grain sales increase was primarily due to growth of our market share through the expansion of our sales network and increasing brand awareness among customers

Revenue from our Bulk Trading Division for the six months ended June 30, 2012 was $8.7 million, a decrease of $7.8 million, or 47.1%, as compared to the six months ended June 30, 2011. This decrease was mainly attributable to the reduction of some transactions with low margins or long credit terms by shifting more financial resources to our Corn Division and Grain Division.

Cost of Goods Sold

Cost of goods sold mainly consisted of cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and packaging costs. Our cost of goods sold increased by 37.9% from $69.3 million in the six months ended June 30, 2011 to $95.7 million for the six months ended June 30, 2012. This increase was primarily attributable to an increase in sales volume of 57,596 tons, or 25.9%, and the increase in purchase prices of materials and labor costs caused by the inflation in China.

Gross Profit

The following table breaks down the gross profit and gross margin by division:

	For The Six Months Ended June 30,
	2012			2011
	Gross Profit	% of total Gross Profit	Margin	Gross Profit	% of total Gross Profit	Margin
Corn Division	$12,926,022	56.4%	16.0%	$10,925,394	65.2%	19.8%
Grain Division	9,119,667	39.8%	31.2%	4,371,216	26.1%	30.3%
Bulk Trading Division	876,518	3.8%	10.0%	1,463,237	8.7%	8.9%
Total	$22,922,207	100.0%	19.3%	$16,759,847	100.0%	19.5%

Our gross profit increased by $6.2 million, or 36.8%, from $16.8 million for the six months ended June 30, 2011 to $22.9 million for the six months ended June 30, 2012. The increase was a combined result of an increase of $2 million in the Corn Division and $4.7 million in the Grain Division, and a decrease of $0.6 million in the Bulk Trading Division. Our gross margin slightly decreased from 19.5% for the six months ended June 30, 2011 to 19.3% in the six months ended June 30, 2012. The decrease in gross margin was the combined result of a decrease of 380 basis points in gross margin in our Corn Division, partially offset by an increase of 90 basis points in gross margin in our Grain Division and an increase of 110 basis points in gross margin in our Bulk Trading Division.

Gross profit in Corn Division was $12.9 million, contributing to 56.4% of total gross profit for the six months ended June 30, 2012.  Gross margin for our Corn Division was 16.0% for the six months ended June 30, 2012, down by 380 basis points from 19.8% for the six months ended June 30, 2011. The decrease in gross margin was mainly attributable to the continuous increase in the purchase price of raw corn and supplemental procurement from suppliers. The purchase price of raw corn increased by approximately 19% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, however the selling price did not increase consistently. In addition, due to our rapid growth in corn sales, we supplemented the supply of raw materials from farmers by purchasing from other corn traders whose purchase prices were usually higher which negatively affected the gross margin of the Corn Division.

Gross profit in the Grain Division was $9.1 million, contributing to 39.8% of total gross profit for the six months ended June 30, 2012. Gross margin for the Grain Division was 31.2% for the six months ended June 30, 2012, increased by 90 basis points from 30.3% for the six months ended June 30, 2011. The increase in gross margin was a combined result of diversification of our product lines containing mixed gross margins and the reduction of lower price expansion activities. We diversified our product lines during the first quarter of 2012 with the additions of new products containing mixed gross margins, which targeted a wider scope of end consumers. We also shifted our marketing strategy in 2012 to brand promotion from expansion strategies in 2011 by setting our selling price lower than the average market price, which reduced our profit margin last year.

Gross profit in the Bulk Trading Division was $0.9 million, contributing to 3.8% of total gross profit for the six months ended June 30, 2012. Gross margin for the Bulk Trading Division was 10.0% for the six months ended June 30 2012 which was relatively lower compared to our other Divisions, which was mainly due to its business nature of high turnover rate and relatively lower cost maintenance. Gross margin increased by 110 basis points for the six months ended June 30, 2012 from 8.9% for the six months ended June 30, 2011. The increase was mainly attributable to the trading of certain rare grain varieties with higher gross margins such as kidney beans, green beans and sunflower seeds in the first quarter of 2012.

Selling Expenses

Selling expenses increased by $3.1 million, or 61.9%, for the six months ended June 30, 2012 as compared to $5.0 million for the six months ended June 30, 2011.  This increase was primarily a combined result of an increase of $3.0 million freight charges caused by rising of freight price of railway and increasing of sales volume, and an increase of $0.6 million of advertisement expenses spent on brand promotion, offset by a decrease of $1.1 million of slotting fees for first entering supermarkets.

General and Administrative Expenses

General and administrative expenses increased by $1.2 million to $4.0 million in the six months ended June 30, 2012, or 41.0%, compared to $2.8 million for the six months ended June 30, 2011. This increase was mainly attributable to increased expenses added by the Taizihu Group, as well as increased depreciation and amortization caused by newly-acquired buildings, which commenced depreciation from January 2012.

Interest Expense

Interest expense for the six months ended June 30, 2012 was $930,039 compared to interest expense of $211,824 for the six months ended June 30, 2011, an increase of $718,215, or 339.1%. This increase was mainly due to the increase in interest rate and balance of interest-bearing bank loans. Decrease in the average loan balance of $37.2 million for the six months ended June 30, 2011 to $12.5 million for the six months ended June 30, 2012 (excluding the bank loans increased as a result of consolidating the newly acquired Taizihu Group) was primarily due to decrease in non-interest-bearing bank acceptance notes, which had no effect to interest expense.

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

Income tax expenses were $1,290,696 for the six months ended June 30, 2012, which consisted of $500,436 of current income tax expenses derived from Taizihu Group and $790,260 of deferred income tax expenses derived from Detian Yu for valuation allowance for deferred tax assets generated in previous years due to its uncertainty of reversion. The income earned by Jinzhong Deyu, Jinzhong Yongcheng and Jinzhong Yuliang are subject to the EIT exemption. Income tax expenses for the current quarter were mainly attributable to the Taizihu Group, which was subject to the 25% EIT rate. We recorded income tax benefit of $512,505 for the three months ended June 30, 2011 mainly because of the tax credits derived from net operating losses from taxable entities that can be carried forward for next five years according to the PRC tax law.

Loss from discontinued operations, net of income taxes

Loss from discontinued operations, net of income taxes for the six months ended June 30, 2011 was $3.6 million, derived from the VIE Group over which our control was terminated on December 20, 2011. The VIE Group was no longer within the consolidation scope after the control termination.

Net Income

As a result of the above, we had net income available to common stockholders of $9.0 million for the six months ended June 30, 2012 compared to a net income of $6.4 million for the six months ended June 30, 2011, an increase of $2.6 million, or 39.9%.

Liquidity and Capital Resources

The following summarizes the key components of our cash flows for the six months ended June 30, 2012 and 2011:

	For the Six Months Ended June 30,
	2012	2011

Net cash provided by (used in) operating activities of continuing operations	$10,699,003	$(36,394,209)
Net cash used in investing activities of continuing operations	(5,437,793)	(348,625)
Net cash (used in) provided by financing activities of continuing operations	(7,546,524)	40,268,005
Effect of exchange rate change on cash and cash equivalents of continuing operations	18,372	68,315
Net (decrease) increase in cash and cash equivalents of continuing operations	$(2,266,942)	$3,593,486

For the six months ended June 30, 2012, net cash provided by operating activities of continuing operations totaled approximately $10.7 million, while net cash used in operating activities of continuing operations was $36.4 million for the six months ended June 30, 2011. The net cash flow from operating activities shifted from outflow to inflow, was primarily attributable to the reduction of cash used to expand business. Being an agriculture company, we need to pay out large amount of cash along with rapid sales growth. This is due to the fact that we need to grant credit to customers and at the same time we are required to make immediate cash payments to farmers and their agents for purchasing inventory before our accounts receivable can be collected from customers. In contrast, we believe we can collect cash while our business grows stably. We experienced rapid growth by using cash in increasing inventory of $27.6 million and increasing account receivable of $13.5 million for the six months ended June 30, 2011, while we didn’t use much cash in accumulating current assets for stable business development for the six months ended June 30, 2012.

For the six months ended June 30, 2012, net cash used in investing activities of continuing operations was approximately $5.4 million, an increase of approximately $5.1 million from approximately $0.3 million for the six months ended June 30, 2011. The increase was mainly due to the payment of $5.2 million for the acquisition of the Taizihu Group.

For six months ended June 30, 2012, net cash used in financing activities of continuing operations was approximately $7.5 million, while net cash provided by financing activities of continuing operations for the six months ended June 30, 2011 was $40.2 million. We repaid $7.7 million of a bank loan for the six months ended June 30, 2012, while received net proceeds of $42.6 million from bank loans and bank acceptance notes for the six months ended June 30, 2011.

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

Contractual Obligations

The following table presents the Company’s material contractual obligations as of June 30, 2011:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Bank Loans	$13,122,462	$13,122,462	$-	$-	$-
Operating Lease Obligations	1,325,384	96,175	174,248	173,776	881,185
	$14,447,846	$13,218,637	$174,248	$173,776	$881,185

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

On November 5, 2011, we filed a Registration Statement with the SEC on Form S-8 covering up to 1,000,000 shares underlying options which may be granted under the Plan. As of June 30, 2012, none of the options granted pursuant to the Plan have been exercised.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its estimates based on historical experience and various other assumptions and information that are available and believed to be reasonable at the time the estimates are made. Therefore, actual results could differ from those estimates under different assumptions and conditions.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, cash in banks and all highly liquid investments with original maturities of three months or less.

As a result of the financings associated with the reverse merger, we had, as of December 31, 2010, $125,560 in a trust account. The use of these funds required the written approval of our placement agent and us. The funds in the escrow account were designated for certain expenses, such as investor relations, accounting/consulting fees, SEC fees, and stock transfer agent fees. This amount was classified as restricted cash under current assets on our balance sheet as of December 31, 2010, while the restriction has been released in 2011.

As of June 30, 2012, $259,802 of cash was restricted as the pledge for $2,101,369(RMB 13,350,000) and $259,720 (RMB 1,650,000 of bank loans obtained from China Merchants Bank, Dongzhimen branch, in November 2011 and January 11, 2012, respectively; $239,370 of cash was restricted as pledges for bank loans of $787,030 (RMB 5,000,000), $1,416,654 (RMB 9,000,000) and $2,361,089 (RMB 15, 000,000) obtained from Agriculture Development Bank of China in November 2011, May 2011 and December 2010, respectively.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed.  We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves.  As of June 30, 2012 and December 31, 2011, there were no customers with accounts receivable greater than six months past due.

Inventories

The Company's inventories are stated at lower of cost or market.  Cost is determined on a moving-average basis.  Costs of inventories include purchase and related costs incurred in delivering products to their present location and condition.  Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions.  Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.  As of June 30, 2012 and December 31, 2011, slow moving or obsolete inventory identified by management was not material.

Assets held for sales

A long-lived asset to be sold shall be classified as held for sale in the period in which all of the following criteria are met: (a) management, having the authority to approve the action, commits to a plan to sell the asset; (b) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (c) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (d) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year, except as permitted by paragraph ASC 360-10-45-11. The term probable refers to a future sale that is likely to occur; (e) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value. The price at which a long-lived asset is being marketed is indicative of whether the entity currently has the intent and ability to sell the asset. A market price that is reasonable in relation to fair value indicates that the asset is available for immediate sale, whereas a market price in excess of fair value indicates that the asset is not available for immediate sale; and (f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

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

Construction-in-progress

Construction-in-progress consists of amounts expended for a new factory park construction, and the cost of the portion of the land use right that the new factory park occupied. Construction-in-progress is not depreciated until such time as the assets are completed and put into service.  Once factory park construction is completed, the cost accumulated in construction-in-progress is transferred to property, plant, and equipment.

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

Fair value measurements

FASB ASC 820, “Fair Value Measurements” (formerly SFAS No. 157) defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price.  It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value.  This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available.  Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

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

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded.  The estimates are based on historical sales returns, analysis of credit memo data, and other factors known at the time.  For the six months ended June 30, 2012 and 2011, sales discounts from continuing operations were $669,420 and $58,912, respectively.

We offer a right of exchange on our grain products sold through our relationships with grocery store networks.  The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased.  In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes.  For the six months ended June 30, 2012 and 2011, returns of our products were not material.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs from continuing operations for the six months ended June 30, 2012 and 2011 were $1,046,917 and $377,348, respectively.

Research and development

The Company expenses its research and development costs as incurred.  Research and development costs from continuing operations for the six months ended June 30, 2012 and 2011 were not material.

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

Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”)

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Smaller reporting companies are not required to provide this information.

Item 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. At the conclusion of the period ended June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On March 27, 2012, the Company received a letter asserting a claim of wrongful termination in violation of public policy wherein the former Chief Financial Officer of the Company seeks payment of $250,000 plus the issuance of 60,000 shares of the Copmany’s common stock in settlement for the claimed damages therein. Subsequently, on July 23, 2012, the Company was provided a copy of a complaint filed in the Superior Court of California, County of Orange, repeating the same allegations contained in the March 27, 2012 letter. The Company believes that such allegations and claims are without merit and intends to vigorously defend such allegations and claims. Because the inquiry is in its initial stages, the Company is not currently able to predict the probability of a favorable or unfavorable outcome, or the amount of any possible loss in the event of an unfavorable outcome. Consequently, no material provision or liability has been recorded for such allegations and claims as of June 30, 2012. However, management is confident in its defenses to such allegations and claims.

Except as set forth above, to our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting us, our common stock, any of our subsidiaries or any of our companies or our companies’ subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1	Share Exchange Agreement Dated April 27, 2010 (1)

3.1	Articles of Incorporation of Deyu Agriculture Corp. (2)

3.2	Certificate of Amendment of Articles of Incorporation of Deyu Agriculture Corp. (3)

3.3	Bylaws of Deyu Agriculture Corp. (2)

4.1	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock (1)

4.2	Form of Series A Warrant (1)

10.1	Securities Purchase Agreement Dated April 27, 2010 (1)

10.2	Registration Rights Agreement Dated April 27, 2010 (1)

10.3	Form of Lock-Up Agreement Dated April 27, 2010 (1)

10.4	Securities Escrow Agreement Dated April 27, 2010 (1)

10.5	Placement Agent Agreement between the Company and Maxim Group, LLC dated January 27, 2010(6)

10.6	Share Transfer Agreement between Hong Wang and Yam Sheung Kwok dated April 26, 2010 (6)

10.7	Share Transfer Agreement between Jianming Hao and Yam Sheung Kwok dated April 26, 2010 (6)

10.8	Share Transfer Agreement between Wenjun Tian and Yam Sheung Kwok dated April 26, 2010 (6)

10.9	Share Transfer Agreement between Yongqing Ren and Yam Sheung Kwok dated April 26, 2010 (6)

10.10	Share Transfer Agreement between Junde Zhang and Yam Sheung Kwok dated April 26, 2010 (6)

10.11	Employment Agreement between David Lethem, as Chief Financial Officer, and the Company dated June 18, 2010 (4)

10.12	Certificate from China Organic Food Certification Center dated December 21, 2009 (6)

10.13	Corn Purchase Letter of Intent between Shanghai Yihai Trading Co., Ltd., Shanxi Office and Jinzhong Yuliang Agricultural Trading Co., Limited dated December 20, 2009 (6)

10.14	Warehouse Lease Agreement between Shanxi 661 Warehouse and Jinzhong Yongcheng Agricultural Trading Co., Limited dated December 21, 2006 (6)

10.15	Warehouse Lease Agreement between Shanxi Means of Production Company, Yuci Warehouse (formerly, the 671 Warehouse) and Jinzhong Yongcheng Agricultural Trading Co., Limited dated December 28, 2008 (6)

10.16	Railway Lease Agreement between Shanxi Cereal & Oil Group, Mingli Reservation Depot and Jinzhong Yongcheng Agriculture Trading Co., Limited dated December 21, 2006 (6)

10.17	Railway Lease Agreement between Shanxi Yuci Cereal Reservation Depot and Jinzhong Yongcheng Agriculture Trading Co., Limited dated November 15, 2007 (6)

10.18	Railway Lease Agreement between Yuci Dongzhao Railway Freight Station and Jinzhong Yongcheng Agriculture Trading Co., Limited dated December 21, 2006 (6)

10.19	Agricultural Technology Cooperation Agreement between Jinzhong Deyu Agriculture Trading Co., Ltd. and Millet Research Institute, Shanxi Academy of Agricultural Science dated October 2007 (6)

10.20	Agricultural Technology Cooperation Agreement between Sorghum Institute, Shanxi Academy of Agricultural Sciences and Jinzhong Deyu Agriculture Trading Co., Ltd. dated August 24, 2008 (6)

10.21	Certificate of Forest Rights for the Yuci Forest Right Certificate (2005) No. 01518 dated August 11, 2006 (6)

10.22	Farmland Transfer Agreement between Detian Yu Biotechnology (Beijing) Co. Ltd. and Shanxi Jinbei Plant Technology Co, Ltd. dated September 30, 2010 (6)

10.23	Land Use Rights Acquisition Contract Dated September 30, 2010 (5)

10.24	Deyu Agriculture Corp. 2010 Share Incentive Plan (7)

10.25	Exclusive Management and Consulting Service Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and Beijing Jundaqianyuan Investment Management Co., Ltd. (English translated version) (8)

10.26	Exclusive Management and Consulting Service Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and Jinzhong Longyue Investment Consulting Co., Ltd. (English translated version) (8)
10.27	Business Cooperation Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and Beijing Jundaqianyuan Investment Management Co., Ltd. (English Translated Version) (8)

10.28	Business Operation Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited, Beijing Jundaqianyuan Investment Management Co., Ltd. and each of the shareholders of Beijing Jundaqianyuan Investment Management Co., Ltd. (English translated version) (8)

10.29	Business Operation Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited, Jinzhong Longyue Investment Consulting Co., Ltd. and both of the shareholders of Jinzhong Longyue Investment Consulting Co., Ltd. (English translated version) (8)

10.30	Share Pledge Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of Beijing Jundaqianyuan Investment Management Co., Ltd.: Tian Wenjun, Hao Jianming, Yang Jianhui, Zhou Jianbin, Ren Li, Ren Yongqing, Zhang Junde and Wang Tao (English translated version) (8)

10.31	Share Pledge Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of Jinzhong Longyue Investment Consulting Co., Ltd.: Zhao Jing and Zhao Peilin (English translated version) (8)

10.32	Form of Power of Attorney (English translated version) (8)
10.33	Equity Acquisition Option Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of Beijing Jundaqianyuan Investment Management Co., Ltd.: Tian Wenjun, Hao Jianming, Yang Jianhui, Zhou Jianbin, Ren Li, Ren Yongqing, Zhang Junde and Wang Tao (English translated version) (8)

10.34	Equity Acquisition Option Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of Jinzhong Longyue Investment Consulting Co., Ltd.: Zhao Jing and Zhao Peilin (English translated version) (8)

10.35	Business Cooperation Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and Jinzhong Longyue Investment Consulting Co., Ltd. (English Translated Version) (8)

10.36	Village Collective Farmland Transfer Agreement, dated December 20, 2010, by and between Detian Yu Biotechnology (Beijing) Co., Ltd. and Shanxi Jinbei Plant Technology Development Co., Ltd. (English Translated and Mandarin Versions) (9)

10.37	Contract of Agreement, effective as of January 10, 2011, by and between Deyu Agriculture Corp. and Charlie Lin (10)

14.1	Code of Conduct (6)

16.1	Letter from Auditor (11)

21	List of Subsidiaries (12)

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002**

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002**

99.1	Audit Committee Charter adopted August 19, 2010 (6)

101. INS	XBRL Instance Document*

101. CAL	XBRL Taxonomy Extension Calculation Link base Document*

101. DEF	XBRL Taxonomy Extension Definition Link base Document*

101. LAB	XBRL Taxonomy Label Link base Document*

101. PRE	XBRL Extension Presentation Link base Document*

101. SCH	XBRL Taxonomy Extension Scheme Document*

(1)	Incorporated by reference to our Form 8-K filed on May 3, 2010.
(2)	Incorporated by reference to our Registration Statement on Form S-1 filed on July 8, 2009.
(3)	Incorporated by reference to our Form 8-K filed on June 4, 2010.
(4)	Incorporated by reference to our Form 8-K filed on June 18, 2010.
(5)	Incorporated by reference to our Form 8-K filed on October 6, 2010.
(6)	Incorporated by reference to our Form S-1/A filed on October 21, 2010.
(7)	Incorporated by reference to our Form S-8 filed on November 5, 2010.
(8)	Incorporated by reference to our Form 8-K filed on November 17, 2010.
(9)	Incorporated by reference to our Form 8-K filed on December 21, 2010.
(10)	Incorporated by reference to our Form 8-K filed on January 10, 2011.
(11)	Incorporated by reference to our Form 8-K filed on May 3, 2010.
(12)	Incorporated by reference to our Form 10-K filed on March 30, 2012.

 *   Filed herewith.

** Furnished, not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this  Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

DEYU AGRICULTURE CORP.

Signature	Title	Date

/s/ Jianming Hao	Chief Executive Officer, Principal Executive Officer	August 14, 2012
Jianming Hao

/s/ Amy He	Chief Financial Officer, Principal Financial and Accounting Officer	August 14, 2012
Amy He

- 45 -