Form 10-Q
period 2012-09-30
Deyu Agriculture Corp.
filed 2012-11-13
CIK 1467746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

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

As of November 9, 2012, there were 10,658,266 shares outstanding of the registrant’s common stock.

DEYU AGRICULTURE CORP.

FORM 10-Q

SEPTEMBER 30, 2012

Item 1. Financial Statements

DEYU AGRICULTURE CORP AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2012

DEYU AGRICULTURE CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$11,963,208	$8,741,703
Restricted cash	982,593	1,850,999
Accounts receivable, net	27,658,431	36,167,136
Due from related parties	196,745	587,108
Inventory	26,741,018	20,314,090
Advance to supplier	5,077,232	7,233,371
Prepaid expenses	379,116	391,537
Assets held for sale	—	1,634,274
Other current assets	440,397	2,204,934
Total Current Assets	73,438,740	79,125,152

Property, plant, and equipment, net	19,621,491	12,355,946
Construction-in-progress	2,638,347	—
Long-term Investment	57,918	—
Other assets	—	727,535
Intangible assets, net	13,335,500	10,651,844

Total Assets	$109,091,996	$102,860,477

Liabilities and Equity

Current Liabilities
Short-term loan	$11,196,379	$14,413,480
Accounts payable	2,165,152	1,833,190
Note payables	—	1,588,840
Advance from customers	2,278,185	8,488,272
Accrued expenses	1,584,246	1,149,205
Tax payable	253,503	—
Preferred stock dividends payable	113,235	219,721
Due to related parties	7,356,286	5,445,115
Other current liabilities	1,813,668	583,196
Total Current Liabilities	26,760,654	33,721,019

Equity
Series A convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 2,039,970 and 1,997,467 shares outstanding, respectively	2,040	1,997
Common stock, $.001 par value; 75,000,000 shares authorized, 10,658,266 and 10,544,774 shares outstanding, respectively	10,658	10,565
Additional paid-in capital	20,910,876	20,367,138
Other comprehensive income	5,018,518	4,831,354
Retained earnings	55,996,699	43,491,464
Total Stockholders' Equity	81,938,791	68,702,518
Noncontrolling Interests	392,551	436,940
Total Equity	82,331,342	69,139,458

Total Liabilities and Equity	$109,091,996	$102,860,477

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net revenue	$56,472,324	$84,379,681	$175,048,803	$170,482,201
Cost of goods sold	(46,256,954)	(71,643,030)	(141,911,226)	(140,985,703)
Gross Profit	10,215,370	12,736,651	33,137,577	29,496,498

Selling expenses	(3,795,367)	(3,165,190)	(11,926,786)	(8,188,037)
General and administrative expenses	(2,311,508)	(1,586,847)	(6,276,679)	(4,398,667)
Total Operating Expenses	(6,106,875)	(4,752,037)	(18,203,465)	(12,586,704)
Operating income	4,108,495	7,984,614	14,934,112	16,909,794

Interest income	7,242	4,387	24,918	30,848
Interest expense	(330,771)	(269,725)	(1,260,810)	(481,549)
Non-operating income	(7,063)	26,981	569,587	36,273
Total Other Expenses	(330,592)	(238,357)	(666,305)	(414,428)

Income from continuing operations before income taxes	3,777,903	7,746,257	14,267,807	16,495,366
Income taxes	(184,485)	(541,464)	(1,475,181)	(28,959)
Income from continuing operations	3,593,418	7,204,793	12,792,626	16,466,407
Loss from discontinued operations, net of income taxes	—	681,712	—	(2,886,430)

Net income	3,593,418	7,886,505	12,792,626	13,579,977

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	3,826	1,934	44,695	1,934
Net loss from discontinued operations	—	(247,339)	—	738,374
Total net loss attributable to noncontrolling interests	3,826	(245,405)	44,695	740,308
Net income attributable to Deyu Agriculture Corp.	3,597,244	7,641,100	12,837,321	14,320,285
Preferred stock dividends	(112,035)	(83,404)	(332,087)	(313,550)
Net income available to common stockholders	3,485,209	7,557,696	12,505,234	14,006,735
Foreign currency translation (loss) gain	822,431	917,581	187,472	1,887,420
Comprehensive income	4,307,640	8,475,277	12,692,706	15,894,155
Other comprehensive income attributable to noncontrolling interests	(4,157)	(47,881)	(306)	(91,952)
Comprehensive income attributable to Deyu Agriculture Corp.	$4,303,483	$8,427,396	$12,692,400	$15,802,203

Amounts attributable to common stockholders:
Net income from continuing operations, net of income taxes	$3,485,209	$7,123,323	$12,505,234	$16,154,791
Discontinued operations, net of income taxes	—	434,373	—	(2,148,056)
Net income attributable to common stockholders	$3,485,209	$7,557,696	$12,505,234	$14,006,735

Net income attributable to common stockholders per share - basic:
Income from continuing operations	$0.33	$0.68	$1.18	$1.54
Loss from discontinuing operations	—	0.04	—	(0.20)
Net income attributable to common stockholders	$0.33	$0.72	$1.18	$1.34

Net income attributable to common stockholders per share - diluted:
Income from continuing operations	$0.28	$0.58	$1.02	$1.32
Loss from discontinuing operations	—	0.03	—	(0.17)
Net income attributable to common stockholders	$0.28	$0.61	$1.02	$1.15

Weighted average number of common shares outstanding - basic	10,604,081	10,544,774	10,578,570	10,514,243
Weighted average number of common shares outstanding - diluted	12,632,585	12,522,039	12,585,860	12,481,313

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income available to common stockholders	$12,505,234	$14,006,735
Loss from discontinued operations attributable to Deyu Agriculture Corp.	—	2,886,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	1,801,515	676,807
Allowance for doubtful accounts	16,314	—
Reserve for inventory valuation	—	76,963
Share-based compensation	250,290	412,745
Preferred stock dividends accrued	332,087	322,180
Common stocks issued for services	114,400	43,050
Grain on bargain purchase	(499,079)	—
Deferred income tax expense (benefit)	875,706	26,234
Noncontrolling interests	(44,695)	(1,934)
Decrease (increase) in current assets:
Accounts receivable	8,616,800	(16,598,485)
Related-parties trade receivable	466,980	(206,999)
Inventories	(5,060,976)	(9,949,227)
Advance to suppliers	2,988,738	(1,763,486)
Prepaid expense and other current assets	907,358	(187,423)
Increase (decrease) in liabilities:
Accounts payable	8,987	2,087,140
Advance from customers	(6,415,884)	(2,561,976)
Accrued expense and other liabilities	517,019	277,194
Net cash provided by (used in) operating activities of continuing operations	17,380,794	(10,454,052)
Net cash used in operating activities of discontinued operations	—	(2,855,969)
Net cash provided by (used in) operating activities	17,380,794	(13,310,021)

CASH FLOWS FROM INVESTING ACTIVITIES
Consideration paid for acquisition	(5,166,095)	—
Construction and remodeling of factory and warehouses	(312,588)	(109,287)
Purchase of machinery and equipment	(47,829)	(458,214)
Advances to related parties	(78,604)	—
Cash held by the Taizihu Group at acquisition date	20,272	—
Net cash used in investing activities of continuing operations	(5,584,844)	(567,501)
Net cash used in investing activities of discontinued operations	—	(2,183,644)
Net cash used in investing activities	(5,584,844)	(2,751,145)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash released from restriction (restricted) for credit line of bank acceptance notes	1,104,382	(11,676,877)
Net (repayments of) proceeds from short-term loans from bank and others	(9,690,871)	9,235,600
Net (repayments of) proceeds from short-term bank acceptance notes	(1,579,604)	27,971,554
Net proceeds from short-term loans from related parties	1,812,544	5,009,698
Payment of preferred dividends	(266,795)	(242,418)
Net proceeds from short-term loan from others	—	(883,591)
Proceeds from capital contributions	—	461,780
Release of cash restricted held at a trust account	—	125,560
Net cash (used in) provided by financing activities of continuing operations	(8,620,344)	30,001,306
Net cash provided by financing activities of discontinued operations	—	4,993,433
Net cash (used in) provided by financing activities	(8,620,344)	34,994,739

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	45,899	547,575

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	3,221,505	19,481,148
NET DECREASE IN CASH & CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS	—	(29,987)
NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS FROM CONTINUING OPERATIONS	3,221,505	19,511,135

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	8,741,703	5,791,418
CASH & CASH EQUIVALENTS, ENDING BALANCE	$11,963,208	$25,302,553

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$180,705	$46
Interest paid	$765,725	$349,259
NONCASH INVESTING AND FINANCING ACTIVITIES:
Construction completed and transferred to property, plant, and equipment	$—	$5,762,034
Construction completed and transferred to land use rights	$—	$2,308,900

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

(2) Detian Yu terminated its control over the Junda, Longyue, Deyufarm, Haoliangxin, Xinggu Deyufarm, (collectively, the “VIE Group”) on December 20, 2011. The operation results of the VIE Group are included in the consolidated financial statements for the nine months and the three months ended September 30, 2011.

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

As of September 30, 2012, $263,284 of cash was restricted as the pledge for $2,124,174 (RMB 13,350,000) and $262,538 (RMB 1,650,000) of bank loans obtained from China Merchants Bank, Dongzhimen Branch on November 30, 2011 and January 11, 2012, respectively; $477,342 of cash was restricted as pledge for bank loan of $1,272,912  (RMB8,000,000) obtained from Dah Sing Bank (China) Co. Ltd. on July 18, 2012; $241,967 of cash was restricted as pledges for bank loans of $795,570 (RMB 5,000,000), $1,432,026 (RMB 9,000,000) and $2,386,712 (RMB 15, 000,000) obtained from Agriculture Development Bank of China on November 3, 2011, September 18, 2012 and August 14, 2012, respectively.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed.  We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves.  As of September 30, 2012, the balance of accounts receivable greater than six months was not material. As of December 31, 2011, there were no customers with accounts receivable greater than six months past due.

Inventories

The Company's inventories are stated at lower of cost or market.  Cost is determined on a moving-average basis.  Costs of inventories include purchase and related costs incurred in delivering products to their present location and condition.  Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions.  Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.  As of September 30, 2012 and December 31, 2011, slow moving or obsolete inventory identified by management was not material.

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

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded.  The estimates are based on historical sales returns, analysis of credit memo data, and other factors known at the time.  For the nine months ended September 30, 2012 and 2011, sales discounts from continuing operations were $669,831 and $70,620, respectively.

We offer a right of exchange on our grain products sold through our relationships with grocery store networks.  The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased.  In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes.  For the nine months ended September 30, 2012 and 2011, returns of our products were not material.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.  Advertising costs from continuing operations for the nine months ended September 30, 2012 and 2011 were $1,279,682 and $325,698, respectively.

Research and development

The Company expenses its research and development costs as incurred.  Research and development costs from continuing operations for the nine months ended September 30, 2012 and 2011 were not material.

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

In July 2012, FASB issued an amendment (ASU No. 2012-02) to Intangibles–Goodwill and Other (ASC Topic 350). In accordance with the amendments in this Update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance had no impact on our consolidated financial position or results of operations.

NOTE 3.            DISCONTINUED OPERATIONS

On December 20, 2011, Detian Yu terminated its control over the VIE Group (see Note 1). The results of the VIE Group for the nine months ended September 30, 2011 have been presented as a discontinued operation in the consolidated statements of income and comprehensive income. Selected operating results for the discontinued business are presented in the following tables:

	For The Nine Months Ended
	September 30,
	2012	2011
Net revenue	$—	$9,615,087
Cost of goods sold	—	(8,339,781)
Selling, general, and administrative expenses	—	(5,108,515)
Interest income, net	—	811
Other income, net	—	(15,975)
Loss before income taxes	—	(3,848,373)
Income taxes benefit	—	961,943
Net loss	$—	$(2,886,430)

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

Purchase price	$5,502,181

Allocation of the purchase price:
Cash and cash equivalents	28,867
Restricted cash	240,474
Accounts receivable, net	133,863
Inventory	1,373,222
Advance to supplier	840,849
Prepaid expenses	5,412
Other current assets	445,287
Property, plant, and equipment, net	5,891,772
Construction-in-progress	1,673,997
Long-term Investment	57,705
Other assets	59,448
Intangible assets, net	2,823,087
Short-term loan	(6,499,683)
Accounts payable	(319,077)
Advance from customers	(225,819)
Accrued expenses	(167,453)
Tax Payable	(65,192)
Due to related parties	(80,551)
Other current liabilities	(214,948)
Fair value of net assets acquired	6,001,260

Gain on bargain purchase	$(499,079)

The Taizihu Group contributed net revenues of $15.8 million and net earnings of $1.7 million from February 3, 2012 through September 30, 2012.

NOTE 5.           ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30,	December 31,
	2012	2011
Accounts receivable	$27,674,864	36,167,136
Less: Allowance for doubtful accounts	(16,433)	—
Accounts receivable, net	$27,658,431	$36,167,136

NOTE 6.            INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2012	2011
Raw materials	6,673,127	$8,108,503
Work in process	22,675	1,971
Finished goods	19,096,993	12,109,353
Supplies	948,223	94,263
Total Inventory	$26,741,018	$20,314,090

NOTE 7.          PREPAID EXPENSES

Prepaid expenses consisted of the following:

	September 30,	December 31,
	2012	2011
Deductible value-added taxes (VAT)	$80,802	$92,531
Prepaid rent	55,405	88,889
Prepaid bank loan guarantee fee	—	83,899
Prepaid advertisement	—	46,376
Prepaid other expenses	242,909	79,842
Total	$379,116	$391,537

NOTE 8.          ASSETS HELD FOR SALE

Assets held for sale as of December 31, 2011 represent the cost of timber, timberland and farmland (collectively, the “Timberland”) and amounted to $1.6 million (RMB 10.3 million), which management assessed approximating its fair value. The Company exchanged the Timberland for an office building paying cash consideration of $1.1 million (RMB 7.2 million) for the variance between the fair values of the office building and the Timberland on March 19, 2012. No material gain or loss was generated from this exchange transaction.

NOTE 9.            PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	September 30,	December 31,
	2012	2011
Automobiles	$932,775	$896,648
Buildings	15,399,153	9,593,679
Office equipment	465,941	408,203
Machinery and equipment	7,314,574	2,954,783
Furniture and fixtures	1,640,823	605,705
Total cost	25,753,266	14,459,018
Less: Accumulated depreciation	(6,131,775)	(2,103,072)
Property, plant, and equipment, net	$19,621,491	$12,355,946

The buildings owned by the Company located in Jinzhong and Quwo in Shanxi Province, China are used for production, warehousing, and offices for our corn and grains business. The Company exchanged its Timberland for an office building valued at $2.8million (RMB 17.5million) on March 19, 2012, of which depreciation commenced in April 2012.

As of September 30, 2012, $5.7 million (RMB 36 million) of buildings, machinery and equipment owned by the Taizihu Group were pledged as collateral for short-term bank loans.

Depreciation expense from continuing operations for the nine months ended September 30, 2012 and 2011 was $ 1,457,975 and $575,624, respectively.

NOTE 10.          CONSTRUCTION-IN-PROGRESS

Construction-in-progress amounted to $1,849,836 as of September 30, 2012 and mainly represents payment on the construction of a new factory park and the partial cost of the land use right where the new factory park occupies in Huichun. Construction-in-progress amounted to $788,511 represents payment on the construction of a new workshop for flour manufacturing in Jingzhong Deyu.

NOTE 11.          INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
	2012	2011
Land use rights	$13,043,983	$9,808,497
Software-ERP System and B2C platform	1,049,787	1,032,746
Less: Accumulated amortization	(758,270)	(189,399)
Total	$13,335,500	$10,651,844

According to government regulations of the PRC, the PRC Government owns all land. The Company owns the land use rights of farmland and industrial lands. The Company leases and has obtained a certificate of right of use on 11,667 square meters with the PRC Government in Jinzhong, Shanxi Province where Jinzhong Deyu's buildings and production facility are located. The term of the right is four to five years and is automatically renewed upon expiration. The right was fully amortized as of December 31, 2010 using the straight-line method. On June 18 2012, the Company received the extended land use right certificate and the term of the right has been extended to March 14, 2037.

Taizihu leases and has obtained a certificate of right to use on 100,000 square meters of industrial land with the PRC Government in Quwo County, Shanxi Province where Taizihu Group’s buildings and production facility are located. The term of the right is 50 years from October 28, 2008 to October 27, 2058. The amortization of the land use right was commenced in October 2008 using the straight-line method over 50 years. Of the 100,000 square meters of land, approximately 26,000 square meters amounting to $957,085 were used for the construction of the new factory park and were reclassified from intangible assets to construction-in-progress when the construction commenced in January 2011 and as reported on the consolidated balance sheets of the Company as of September 30, 2012 and December 31, 2011. The land use right used for the construction of the new factory park has been suspended for amortization since January 2011 when the construction commenced.

As of September 30, 2012, $3,842,911 (RMB 24 million) of the land use right owned by Taizihu Group was pledged as collateral for short-term bank loans, of which $958,470 (RMB 6.0 million) was reclassified under construction-in-progress.

Amortization expense of the intangible assets for the nine months ended September 30, 2012 and 2011 was $343,540 and $101,183, respectively

NOTE 12.          OTHER ASSETS

Other assets consisted of the following:

	September 30,	December 31,
	2012	2011
Land use rights	$—	$78,776
Net deferred tax assets - noncurrent	—	648,759
Total	$—	$727,535

The Company exchanged its Timberland for the buildings with the land use right on March 19, 2012 (see NOTE 8). The title transferring of the land use right has been completed and the Company obtained the land use right certificate on May 10, 2012. As of September 30, 2012, the land use right which amounted to $182,328 (RMB 1.15 million) represents the land use right located at Shanzhuangtou, Jinzhong, Shanxi Province was reclassified to Intangible assets.

NOTE 13.        SHORT-TERM LOAN

Short-term loan consisted of the following:

	September 30,	December 31,
	2012	2011

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of September 30, 2012 was 6.00%. The term of the loan started from August 14, 2012 with maturity date on August 13, 2013. The loan was obtained by Taizihu and pledged by its buildings and land use right.	$2,386,712	$—

Bank loan payable to China Merchants Bank Beijing Dongzhimen subbranch, bearing interest at a floating rate of prime rate plus 20% of prime rate, of which prime rate was based on one-year loan interest rate released by The People's Bank of China. The actual interest rate as of September 30, 2012 and December 31, 2011 were 7.20% and 7.8720%. The term of the loan started from November 30, 2011 with maturity date on November 29, 2012. The loan was obtained by Detian Yu and guaranteed by China Agriculture Credit Guarantee Co., Ltd. for a period of one year starting from November 30, 2011.	2,124,174	2,121,101

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate, based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of September 30, 2012 was 6.0%. The term of the loan started from September 18, 2012 with maturity date on September 17, 2013. The loan was obtained by Taizihu and pledged by its buildings and land use right.	1,432,026	—

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd., bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of September 30, 2012 was 15.084%. The term of the loan started from August 31, 2012 with maturity date on August 29, 2013. The loan was obtained by Jinzhong Yongcheng and guaranteed by Yuci Jinmao Food Processing Factory, a related party, for a period of two years starting from August 30, 2013.	1,352,469	—

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd., bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of September 30, 2012 was 15.084%. The term of the loan started from August 31, 2012 with maturity date on August 29, 2013. The loan was obtained by Jinzhong Yuliang and guaranteed by Yuci Jinmao Food Processing Factory, a related party, for a period of two years starting from August 30, 2013.	1,352,469	—

Bank loan payable to Dah Sing Bank (China) Co., Ltd, bearing interest at a fixed rate of prime rate plus 20% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of September 30, 2012 was 7.2%. The term of the loan started from July 18, 2012 with maturity date on July 17, 2013. The loan was obtained by Detian Yu and guaranteed by Mr. Tian Wenjun for a period of one year starting from July 18, 2012.	1,272,912	—

Bank loan payable to Agriculture Development Bank of China, bearing interest at six-month to one-year prime interest rate released by The People's Bank of China. The actual interest rate as of September 30, 2012 was 6.560%. The term of the loan started from November 3, 2011 with maturity date on October 30, 2012. The loan was obtained by Taizihu and pledged by the machinery and equipment of Taizihu. As of the date of this filing, the Company has been in negotiation with the lender on renewal of the loan. The Company is not currently able to predict the probability of the success on the renewal and will repay the loan immediately if the loan cannot be renewed.	795,570	—

Bank loan payable to China Merchants Bank Beijing Dongzhimen subbranch, bearing interest at a floating rate of prime rate plus 20% of prime rate, of which prime rate was based on one-year loan interest rate released by The People's Bank of China. The actual interest rate as of September 30, 2012 was 7.20%. The term of the loan started from January 11, 2012 with maturity date on January 10, 2013. The loan was obtained by Detain Yu and guaranteed by China Agriculture Credit Guarantee Co., Ltd. for a period of one year starting from November 30, 2011.	262,538	—

Bank loan payable to Bank of Beijing Haidian Branch, bearing interest at a fixed rate of prime rate plus 50% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of September 30, 2012 was 9%. The term of the loan started from September 28, 2012 with maturity date on September 27, 2013. The loan was obtained by Detian Yu and guaranteed by Mr. Tian Wenjun for a period of one year.	159,114	—

Loan payable to Hangzhou TianCi Investment Management Co., Ltd., an unrelated party. The loan was unsecured, bearing no interest and no due date was specified.	58,395	58,311

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd, bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of December 31, 2011 was 15.084%. The term of the loan started from August 8, 2011 with maturity date on August 7, 2012. The loan was obtained by Jinzhong Deyu and guaranteed by Jinzhong Juntai Automotive Parts Manufacturing Co., Ltd., for a period of two years starting from August 7, 2012. The loan was paid off on August 20, 2012.	—	1,588,840

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd., bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of December 31, 2011 was 15.084%. The term of the loan started from August 9, 2011 with maturity date on August 7, 2012. The loan was obtained by Jinzhong Yongcheng and guaranteed by Yuci Jinmao Food Processing Factory, a related party, for a period of two years starting from August 7, 2012. The loan was paid off on August 21, 2012.	—	1,350,514

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd., bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of December 31, 2011 was 15.084%. The term of the loan started from August 9, 2011 with maturity date on August 7, 2012. The loan was obtained by Jinzhong Yuliang and guaranteed by Yuci Jinmao Food Processing Factory, a related party, for a period of two years starting from August 7, 2012. The loan was paid off on August 20, 2012.	—	1,350,514

Bank loan payable to Bank of Communications, bearing interest at a floating rate of prime rate plus 30% of prime rate, of which prime rate was based on one-year loan interest rate released by The People's Bank of China. The actual interest rate as of December 31, 2011 was 8.5280%. The term of the loan started from May 10, 2011 with maturity date on May 9, 2012. The loan was obtained by Detian Yu and guaranteed by Zhongyuan Guoxin Credit Guarantee Co., Ltd., Wenjun Tian and Jianming Hao for a period of one year starting from May 10, 2011. The loan was paid off on May 9, 2012.	—	7,944,200

Total	$11,196,379	$14,413,480

Loan payable to Hangzhou TianCi Investment Management Co., Ltd. was unsecured, bear no interest and no due date was specified.

NOTE 14.          NOTES PAYABLE

Notes payable consisted of the following:

	September 30,	December 31,
	2012	2011
Bank notes payable to Jinzhong Haida Nongyi Trading Co., Ltd.issued by Bank of Communication at Beijing Gongzhifen branch,bearing no interest and no finance charge.This note is for August 17, 2011 through February 17, 2012.The note was obtained and issued by Detian Yu Biotechnology (Beijing) Co., Ltd.The note was paid off on March 7, 2012.	$—	$1,588,840
Total	$—	$1,588,840

NOTE 15.        ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
	2012	2011
Accrued VAT and other taxes	$668,395	$412,437
Accrued payroll	270,778	266,983
Others	645,073	469,785
Total	$1,584,246	$1,149,205

NOTE 16.        INCOME TAXES

United States

Deyu Agriculture Corp. is incorporated in the State of Nevada in the United States of America and is subject to the U.S. federal and state taxation.  No provision for income taxes have been made as the Company has no taxable income in the U.S.  The applicable income tax rate for the Company for the nine months ended September 30, 2012 and 2011 was 34%.  No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

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

The provision for income taxes from continuing operations on income consists of the following for the nine months ended September 30, 2012 and 2011:

	For The Nine Months Ended
	September 30,
	2012	2011
Current income tax expense (benefit)
U.S.	$—	$—
PRC	686,282	—
Total current expense (benefit)	$686,282	$—

Deferred income tax expense (benefit)
U.S.	$—	$—
PRC	788,899	(932,984)
Income tax expense (benefit) attributable to discontinued operations	—	(961,943)
Income tax expense (benefit) attributable to continuing operations	$1,475,181	$28,959

The following is a reconciliation of the statutory tax rate to the effective tax rate of the continuing operations for the nine months ended September 30, 2012 and 2011:

	For The Nine Months Ended
	September 30,
	2012	2011
Expected U.S. income tax expense	34.0%	34.0%
Increase (decrease) in taxes resulting from:
Tax-exempt income	-32.9%	-40.2%
Foreign tax differential	-0.3%	1.2%
Change in valuation allowance	10.2%	5.2%
Intercompany elimination	-1.2%	0.0%
Other	0.5%	0.0%
Income tax expense (benefit) attributable to continuing operations	10.3%	0.2%

Significant components of the Company’s net deferred tax assets as of September 30, 2012 and December 31, 2011 are presented in the following table:

	September 30,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards (NOL)	$2,952,518	$2,255,365
Share-based compensation	435,997	351,203
Deferred tax assets acquired in business combination	87,441	—
Total	3,475,956	2,606,568
Less: Valuation allowance	(3,475,956)	(1,813,056)
Total deferred tax assets, net	$—	$793,512

As of September 30, 2012, the Company accrued fully valuation allowance on its deferred tax assets based on the change of assessment on the probability of future reversion.

NOTE 17.        NET INCOME PER SHARE

Reconciliation of the basic and diluted net income per share was as follows:

	Amounts	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the nine months ended September 30, 2012:
Net income from continuing operations attributable to common stockholders - basic	$12,505,234	10,578,570	$1.18
Preferred dividends applicable to convertible preferred stocks	332,087	2,007,290
Net income from continuing operations attributable to common stockholders - diluted	$12,837,321	12,585,860	$1.02

Net income attributable to common stockholders - basic	$12,505,234	10,578,570	$1.18
Preferred dividends applicable to convertible preferred stocks	332,087	2,007,290
Net income attributable to common stockholders - diluted	$12,837,321	12,585,860	$1.02

For the nine months ended September 30, 2011:
Net income from continuing operations attributable to common stockholders - basic	$16,154,791	10,514,243	$1.54
Preferred dividends applicable to convertible preferred stocks	313,550	1,967,070
Net income from continuing operations attributable to common stockholders - diluted	$16,468,341	12,481,313	$1.32

Net income attributable to common stockholders - basic	$14,006,735	10,514,243	$1.33
Preferred dividends applicable to convertible preferred stocks	313,550	1,967,070
Net income attributable to common stockholders - diluted	$14,320,285	12,481,313	$1.15

NOTE 18.          SHAREHOLDERS’ EQUITY

Reverse Acquisition and Private Placement

On April 27, 2010, we completed the acquisition of City Zone by means of a Share Exchange with (i) City Zone, (ii) City Zone’s shareholders and (iii) our principal stockholders (see NOTE 1). Pursuant to the terms of the Share Exchange, Expert Venture and the other City Zone shareholders transferred to us all of the shares of City Zone in exchange for the issuance of 8,736,932 shares of our common stock so that Expert Venture and the other minority shareholders of City Zone shall own at least a majority of our outstanding shares.

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

Common Stock

As of the final closing of the Private Placement, we had 9,999,999 shares of common stock issued and outstanding. Between the final closing of the Private Placement and September 30, 2012, an aggregate of 538,267 shares of Series A convertible preferred stock were converted into 538,267 shares of common stock and an aggregate of 120,000 shares of common stock were issued. As of September 30, 2012, the total number of shares of common stock issued and outstanding was 10,658,266 shares.

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

For a period of two (2) years following the issuance of the Series A Preferred, the conversion price of Series A Preferred subject to adjustment for issuances of common stock (or securities convertible or exchangeable into shares of common stock) at a purchase price less than the conversion price of the Series A Preferred. The Series A Preferred Stock does not contain any repurchase or redemption rights.

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

As of September 30, 2012, an aggregate of 538,267 shares of Series A Preferred were converted into 538,267 shares of common stock. On July 29, 2011 and July 26, 2012, 66,379 and 55,995 shares of Series A Preferred were issued as dividends to the shareholders of Series A Preferred, respectively. As of September 30, 2012, the total number of shares of Series A Preferred issued and outstanding was 2,039,970 shares.

For the nine months ended September 30, 2012 and 2011, the Company recorded a $332,087 and $313,550 preferred dividend expenses, respectively.

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

These fair values were necessary to develop relative fair value calculation for allocations of certain elements of the financing arrangement, principally proceeds and the related direct financing costs.  The following tables reflect assumptions used to determine the fair value of the Series A Preferred:

		Series A	Series A
	Fair Value	Preferred	Preferred
	Hierarchy	April 27,	May 10,
	Level	2010	2010
Indexed common shares		1,866,174	589,689

Components of fair value:
Common stock equivalent value		$6,631,403	$2,083,094
Dividend feature		659,821	209,439
		$7,291,224	$2,292,533

Significant assumptions:
Common stock price	3	3.55	3.53
Horizon for dividend cash flow projection	3	2.00	2.00
Weighted average cost of capital ("WACC")	3	15.91%	15.55%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. There were no level 1 inputs.

(2)	Level 2 inputs are significant other observable inputs. There were no level 2 inputs.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety.

●	Stock price- Given that management did not believe our trading market price was indicative of the fair value of our common stock at the measurement date, the common stock price value was derived implicitly from an iterative process based upon the assumption that the consideration of the Private Placement was the result of an arm’s length transaction. The Private Placement was composed of shares of Series A Preferred and Series A Warrants which were both indexed to our common stock; accordingly, we used an iterative process to determine the value of our common stock in order for the fair value of the Series A Preferred and Series A Warrants to equal the amount of consideration received in the Private Placement.

●	Dividend horizon- We estimated the horizon for dividend payment at 2 years.

●	WACC- The rates utilized to discount the cumulative dividend cash flows to their present values were based on a weighted average cost of capital of 18.94% and 18.60%, as of April 27, 2010 and May 10, 2010, respectively. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require in an investment in companies similar in size and operating in similar markets as Deyu Agriculture Corporation. The cost of equity was determined using a build-up method which begins with a risk free rate and adds expected risk premiums designed to reflect the additional risk of the investment. Additional premiums or discounts related specifically to us and the industry are also added or subtracted to arrive at the final cost of equity rate. The cost of debt was determined based upon available financing terms.

●	Significant inputs and assumptions underlying the model calculations related to the warrant valuations are as follows:

The following tables reflect assumptions used to determine the fair value of the Warrants:

		April 27, 2010		May 10, 2010
	Fair Value
	Hierarchy	Investor	Agent	Investor	Agent
	Level	warrants	warrants	warrants	Warrants

Indexed shares		746,479	130,632	235,883	41,279
Exercise price		5.06	4.84	5.06	4.84

Significant assumptions:
Stock price	3	3.55	3.55	3.53	3.53
Remaining term	3	5 years	5 years	5 years	5 years
Risk free rate	2	2.39%	2.39%	2.24%	2.24%
Expected volatility	2	45.25%	45.25%	45.47%	45.47%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	There were no Level 1 inputs.

(2)	Level 2 inputs include:

•	Risk-free rate- This rate is based on publicly-available yields on zero-coupon Treasury securities with remaining terms to maturity consistent with the remaining contractual term of the warrants

•	Expected volatility- We did not have a historical trading history sufficient to develop an internal volatility rate for use in the model. As a result, we have used a peer approach wherein the historical trading volatilities of certain companies with similar characteristics as ours and who had a sufficient trading history were used as an estimate of our volatility. In developing this model, no one company was weighted more heavily.

(3)	Level 3 inputs include:

•	Stock price- Given that management did not believe our trading market price was indicative of the fair value of our common stock at the measurement date, the stock price was determined implicitly from an iterative process based upon the assumption that the consideration of the Private Placement was the result of an arm’s length transaction.

•	Remaining term- We do not have a history to develop the expected term for our warrants. Accordingly, we have used the contractual remaining term in our calculations.

The following is a summary of the status and activity of warrants outstanding as of September 30, 2012:

Outstanding Warrants
Exercise Price	Number of Warrants	Average Remaining Contractual Life
$5.06	982,362	2.57 years
$4.84	171,911	2.57 years
Total	1,154,273

Number of Warrants
Outstanding as of January 1, 2012	1,154,273
Granted	—
Forfeited	—
Exercised	—
Outstanding as of September 30, 2012	1,154,273

NOTE 19.	SHARE-BASED COMPENSATION

As of September 30, 2012, the Company had one share-based compensation plan as described below. The compensation cost that had been charged against income for the plan was $250,290 and $412,745 for the nine months ended September 30, 2012 and 2011, respectively. The related income tax benefit recognized was $85,099 and $140,333 for the nine months ended September 30, 2012 and 2011, respectively. A 100% valuation allowance was assessed against the deferred tax assets derived from such tax benefit as of September 30, 2012 and December 31, 2011.

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

The following tables reflect assumptions used to determine the fair value of the option award:

Options granted on November 8, 2010:

Exercisable Period	12/8/2010 - 11/8/2020	11/8/2011 - 11/8/2020	11/8/2012 - 11/8/2020
Risk-free Rate (%)	1.12	1.27	1.46
Expected Lives (years)	5.04	5.50	6.00
Expected Volatility (%)	46.10	44.49	43.04
Expected forfeitures per year (%)	0.00-49.00	0.00-49.00	0.00-49.00
Dividend Yield (%)	0.00	0.00	0.00

Options granted on December 15, 2010:

Exercisable Period	1/15/2011 - 12/15/2020	12/15/2011- 12/15/2020	12/15/2012- 12/15/2020
Risk-free Rate (%)	2.15	2.32	2.50
Expected Lives (years)	5.04	5.50	6.00
Expected Volatility (%)	46.15	44.52	43.09
Expected forfeitures per year (%)	0.00	0.00	0.00
Dividend Yield (%)	0.00	0.00	0.00

Options granted on March 8, 2012:

Exercisable Period	09/08/2012- 03/08/2020	03/08/2013- 03/08/2020
Risk-free Rate (%)	0.94	1.00
Expected Lives (years)	5.25	5.49
Expected Volatility (%)	45.91	45.22
Expected forfeitures per year (%)	0.00	0.00
Dividend Yield (%)	0.00	0.00

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	There were no Level 1 inputs.

(2)	Level 2 inputs include:

•	Risk-free rate- This rate is based on continuous compounding of publicly-available yields on U.S. Treasury securities with remaining terms to maturity consistent with the expected term of the options at the dates of grant.

•	Expected volatility- We did not have a historical trading history sufficient to develop an internal volatility rate for use in the model. As a result, we have used a peer approach wherein the historical trading volatilities of certain companies with similar characteristics as ours and who had a sufficient trading history were used as an estimate of our volatility. In developing this model, no one company was weighted more heavily.

(3)	Level 3 inputs include:

•	Expected lives- The expected lives of options granted were derived from the output of the option valuation model and represented the period of time that options granted are expected to be outstanding.

•	Expected forfeitures per year- The expected forfeitures are estimated at the dates of grant and will be revised in subsequent periods pursuant to actual forfeitures, if significantly different from the previous estimates.

The estimates of fair value from the model are theoretical values of stock options and changes in the assumptions used in the model could result in materially different fair value estimates.  The actual value of the stock options will depend on the market value of the Company’s common stock when the stock options are exercised.

A summary of option activity under the Plan as of September 30, 2012, and changes during the nine-month period then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding as of January 1, 2012	815,000	$4.40
Granted	420,000	$1.45
Exercised	-	$-
Forfeited	(237,000)	$4.40
Outstanding as of June 30, 2012	998,000	$3.16	4.39 years	$1,269,843
Exercisable as of June 30, 2012	595,333	$3.36	4.29 years	$803,897
Vested and expected to vest (1)	990,001	$3.15	4.39 years

(1) Includes vested shares and unvested shares after a forfeiture rate is applied.

A summary of the status of the Company’s unvested shares as of September 30, 2012, and changes during the nine months ended September 30, 2012 is presented below:

		Weighted-
		Average
		Grant-
		Date Fair
Unvested Shares	Shares	Value
Unvested as of January 1, 2012	271,667	$487,813
Granted	420,000	249,669
Vested	(210,000)	(124,131)
Forfeited	(79,000)	(147,405)
Unvested as of September 30, 2012	402,667	$465,946

NOTE 20.	RELATED PARTY TRANSACTIONS

Transactions

	For The Nine Months Ended
	September 30,
	2012	2011
Sales to Beijing Yilian Gifts Tech. Development Co., Ltd.	$—	$609,062
Sales to Beijing Doukounianhua Biotechnology Co., Ltd.	2,906,361	—
Sales to Tieling Zhongnong Agriculture Technology Development Co., Ltd.	—	1,108,817
Sales to Jinshang International Finance Leasing Co., Ltd.	—	7,882

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

Due from related parties

	September 30,	December 31,
	2012	2011

Due from HE Hao	$149,644	$—
Due from Beijing Doukounianhua Biotechnology Co., Ltd.	42,806	24,666
Due form Jinshang International Finance Leasing Co., Ltd.	4,295	3,537
Due from Beijing Yilian Gifts Tech. Development Co., Ltd.	—	468,976
Due from Deyufarm Innovation Food (Beijing) Co., Ltd.	—	89,929
Total	$196,745	$587,108

Due to related parties

	September 30,	December 31,
	2012	2011

Due to Dongsheng International Investment Co., Ltd.	$4,547,480	$2,899,633
Due to Mr. Wenjun Tian	2,545,825	2,542,144
Due to Beijing Yilian Gifts Tech. Development Co., Ltd.	262,981	3,338
Total	$7,356,286	$5,445,115

Mr. Wenjun Tian, the former President and Executive Director of the Company, is also the President and Executive Director of Dongsheng International Investment Co., Ltd. and the Executive Director of Jinshang International Finance Leasing Co., Ltd.  Those advances as of September 30, 2012 and December 31, 2011 are unsecured, bear no interest and no due date is specified. Deyufarm Innovation Food (Beijing) Co., Ltd. was no longer considered a related party after the VIE termination on December 20, 2011 (see Note 1) simultaneously accompanied with the key executives of the Company resigning from all management posts in the VIE Group and selling their shares in the VIE Group to an unrelated individual.

Guarantees

As of September 30, 2012, Mr. Wenjun Tian provided guarantees on short-term loans obtained by Detian Yu. Yuci Jinmao Food Processing Factory, of which the legal representative is Junlian Zheng, the wife of Junde Zhang, Vice President of the Company, provided guarantees on short-term loans obtained by Jinzhong Yongcheng and Jinzhong Yuliang.

NOTE 21.	SEGMENT REPORTING

The Company defined reportable segments according to ASC Topic 280. In the fourth quarter of 2011, our management changed the structure of allocating resources and assessing the performance of the group. The new three segments were identified primarily based on the structure of allocating resources and assessing performance of the group, including corn division, grain division and bulk trading division. The segment reporting information for the three and nine months ended September 30, 2012 was based on these three segments and that for the three and nine months ended September 30, 2011 was restated accordingly.

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

For The Nine Months Ended	Corn	Grain	Bulk Trading
September 30, 2012	Division	Division	Division	Others	Total
Revenues from external customers	$115,453,950	$46,693,753	$12,901,100	$—	$175,048,803
Intersegment revenues	61,507	—	—	—	61,507
Interest revenue	9,481	8,170	7,253	14	24,918
Interest expense	(500,230)	(530,011)	(230,569)	—	(1,260,810)
Net interest (expense) income	(490,749)	(521,841)	(223,316)	14	(1,235,892)
Depreciation and amortization	(415,792)	(1,379,376)	(269)	(6,078)	(1,801,515)
Noncontrolling interest	—	—	—	44,695	44,695
Segment net profit (loss)	8,231,945	7,011,965	(353,537)	(2,097,747)	12,792,626

For The Three Months Ended	Corn	Grain	Bulk Trading
September 30, 2012	Division	Division	Division	Others	Total
Revenues from external customers	$34,889,078	$17,424,132	$4,159,114	$—	$56,472,324
Intersegment revenues	61,507	—	—	—	61,507
Interest revenue	2,831	3,171	1,225	15	7,242
Interest expense	(95,222)	(147,617)	(87,932)	—	(330,771)
Net interest (expense) income	(92,391)	(144,446)	(86,707)	15	(323,529)
Depreciation and amortization	(140,991)	(500,737)	(89)	11	(641,806)
Noncontrolling interest	—	—	—	3,826	3,826
Segment net profit (loss)	2,144,346	2,005,020	32,807	(588,755)	3,593,418

For The Nine Months Ended	Corn	Grain	Bulk Trading
September 30, 2011	Division	Division	Division	Others	Total
Revenues from external customers	$117,386,510	$26,406,846	$26,688,845	$—	$170,482,201
Intersegment revenues	7,448,554	35,734	—	—	7,484,288
Interest revenue	26,271	1,870	2,445	262	30,848
Interest expense	(377,561)	(51,994)	(51,994)	—	(481,549)
Net interest (expense) income	(351,290)	(50,124)	(49,549)	262	(450,701)
Depreciation and amortization	(251,695)	(325,184)	(82,161)	(17,767)	(676,807)
Noncontrolling interest	—	—	—	1,934	1,934
Segment net profit (loss)	14,532,771	3,521,079	262,201	(1,849,644)	16,466,407

For The Three Months Ended	Corn	Grain	Bulk Trading
September 30, 2011	Division	Division	Division	Others	Total
Revenues from external customers	$62,207,751	$11,998,304	$10,173,626	$—	$84,379,681
Intersegment revenues	2,377,444	17,264	—	—	2,394,708
Interest revenue	340	1,702	2,345	—	4,387
Interest expense	(252,946)	(8,390)	(8,389)	—	(269,725)
Net interest (expense) income	(252,606)	(6,688)	(6,044)	—	(265,338)
Depreciation and amortization	(167,478)	(50,881)	(43,143)	(11,919)	(273,421)
Noncontrolling interest	—	—	—	1,934	1,934
Segment net profit (loss)	5,618,226	2,154,545	(70,976)	(497,002)	7,204,793

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

	For The Nine Months Ended
	September 30,
Corn Division :	2012	2011
Chongqin Sanwang Feed Co., Ltd.	5.9%	—
Meishan Whens' Rear Lifestock Co., Ltd.	5.3%	—
Chengdu Zhengda Co. Ltd.	4.4%	12.1%
Top Three Customers as % of Total Gross Sales:	15.6%	12.1%

Grain Division :
Deyufarm Innovation Food (Beijing) Co., Ltd.	22.8%	—
Beijing Suning Appliance Company Ltd.	10.8%	—
Shanxi Doukounianhua Food Co., Ltd.	6.2%	—
Top Three Customers as % of Total Gross Sales	39.8%	—

Bulk Trading Division :
Shanxi Zhengda Co., Ltd.	51.6%	—
Shanxi Guchuan Food Co., Ltd.	28.3%	56.5%
Yunmeng Zhang	5.3%	—
Top Three Customers as % of Total Gross Sales:	85.2%	56.5%

NOTE 22.	CONCENTRATION OF CREDIT RISK

As of September 30, 2012 and December 31, 2011, all of the Company’s cash balances in bank were maintained within the PRC where no rule or regulation currently in place to provide obligatory insurance for bank deposits in the event of bank failure.  However, the Company has not experienced any losses in such accounts and believes it is not exposed to such risks on its cash balances in banks.

For the nine months ended September 30, 2012 and 2011, all of the Company’s sales were generated in the PRC.  In addition, all accounts receivable as of September 30, 2012 and December 31, 2011 were due from customers located in the PRC.

No single customer accounted for greater than 10% of the Company’s consolidated gross revenue for the nine months ended September 30, 2012 and 2011 or consolidated accounts receivable as of December 31, 2011. Beijing Suning Appliance Company Ltd. accounted for 19% of the consolidated accounts receivable as of September 30, 2012.

NOTE 23.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases railroad lines, warehouses, and offices under operating leases.  Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

As of September 30,	Operating Leases
2013	$172,098
2014	166,174
2015	106,939
2016	87,194
2017	87,194
Thereafter	862,491
$1,482,090

Contingencies

On February 12, 2012, the Company’s former Chief Financial Officer alleged that the Company may have violated certain state and federal laws and regulations and upon receipt of such allegations, the Company's Audit Committee retained K&L Gates LLP to conduct an inquiry into such allegations. On March 27, 2012, the Company received a letter asserting a claim of wrongful termination in violation of public policy wherein the former Chief Financial Officer seeks payment of $250,000 plus the issuance of 60,000 shares of common stock in settlement for the claimed damages therein. Subsequently, on July 23, 2012, the Company was provided a copy of a complaint filed in the Superior Court of California, County of Orange, repeating the same allegations contained in the March 27, 2012 letter. In response, the Company filed a demurrer to the Complaint on September 10, 2012 asserting that the Complaint failed to state a valid claim. Plaintiff then filed and served a First Amended Complaint, and the Company again filed a demurrer to the First Amended Complaint on November 2, 2012. The hearing on the demurrer is scheduled for December 20, 2012.

The Company believes that such allegations and claims are without merit and intends to vigorously defend such allegations and claims. Because the inquiry is in its initial stages, the Company is not currently able to predict the probability of a favorable or unfavorable outcome, or the amount of any possible loss in the event of an unfavorable outcome. Consequently, no material provision or liability has been recorded for such allegations and claims as of September 30, 2012.

NOTE 24.	SUBSEQUENT EVENTS

On October 10, 2012, a subsidiary namely Jilin Jinglong Agriculture Development Limited (“Jinglong”) with registered capital of RMB 20 million Yuan, was incorporated in Jilin Province, one of the three provinces of Northeast China. Detian Yu, one of the Company’s wholly-owned subsidiaries and Liu Fen, an unrelated third party hold 99% and 1% of its interests, respectively. Jinglong is primarily engaged in procurement, storage and sales of corn and grain.

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

Summary of our Business

We are a vertically integrated agriculture value chain from farmland to consumer market, a producer, processor, marketer and distributor of organic and other agricultural products made from corn and grains operating in Shanxi Province in the People's Republic of China. The Company has access of 20 years to over 109,000 acres of farmland in Shanxi Province for breeding, cultivating, processing, warehousing, and distributing grain and corn products. We have an extensive wholesale network in over 15 provinces and a retail distribution network of approximately 20,000 supermarkets and convenience stores in 29 provinces across China. We are equipped with sophisticated production facilities and warehousing system. The capacity of storage is over 100,000 tons, the annual production capacities for grain products and corn products are over 105,000 tons and over 700,000 tons, respectively.

Operating revenue from continuing operations for the nine months ended September 30, 2012 was $175,044,803, representing a 2.7 % increase from $170,482,201 for the nine months ended September 30, 2011. Our net income available to common stockholders for the nine months ended September 30, 2012 was $12,302,005, representing a 12.2% decrease from $14,006,735 for the nine months ended September 30, 2011.

We conduct our business through three divisions:

·	Corn Division –acquires unprocessed corn for value-added processing such as cleaning, drying packaging, etc. the main consumers for this division range from livestock feed companies to corn oil/corn starch manufacturing companies as well as governmental procurement agencies in China.

·	Grain Division –acquires unprocessed grains including millet, green bean, soy bean, black rice and many other varieties of grains traditionally grown and consumed in China for value-added processing such as peeling, cleaning, grinding, packaging, etc. The Grain Division also produces and distributes deep processed grain products, such as bean based products, fruit vinegars and juices, noodles and other grain products. Over 200 types of finished products from this division are sold through supermarkets and convenience stores in China and overseas, as well as to institutional clients for various commercial sales and promotion sales.

Bulk Trading Division –conducts bulk trading through procuring and wholesales of rice, flour, wheat, kidney beans, green beans and other agricultural products. The majority customers of this division include food manufacturers, grain trading companies, wholesalers and governmental procurement agencies in China.

We operate based on the business model of “Company + Farmers + Cultivation Base” supported by long term strategic engagement with farmers, sophisticated production facilities, large warehousing capacity and exclusive logistic infrastructure. Based on our supply base, we have developed the “Deyu” vertical agriculture value chain of breading, cultivating, processing, warehousing and distributing our products from farmland to consumer market.

We have access to over 109,000 acres (650,000 mu) farmland in the center of Shanxi Province as our core cultivation base with long term partnerships with over 60,000 farmers to cultivate high quality grains and corn. Our grains are mainly grown in the hilly area next to Taihang Mountain, 5,000 to 8,000 feet above sea level. This region has a wide day to night temperature fluctuation and a long daily exposure to sunlight. These geographic characteristics produce grains that are rich in nutrients, especially minerals, rutin, cellulose, amino acids, chlorophyll, lecithin and linoleic acid.

Our main processing center for corn, completed in 2011, consists of five drying cylinders and six warehouses. Our total storage capacity and annual turnover of corn exceed 100,000 tons and 700,000 tons, respectively. Our grain processing facilities future sophisticated production lines automation to achieve high quality by preserving the product nutritional values during processing.

Our production bases are located in Jinzhong and Quwo regions in Shanxi Province with convenient transportation. The Jinzhong facilities and warehouses are in proximity to Shitai Railway and Provincial Highway 317. The Quwo facilities are only several kilometers away from Houma, a transportation hub. We have three dedicated railway lines for exclusive freight transportation service in Jinzhong: (a) Shanxi Cereal & Oil Group, Mingli Reservation Depot; (b) Shanxi Yuci Cereal Reservation Depot; and (c) Yuci Dongzhao Railway Freight Station. The strategic geographical locations and exclusive use of dedicated freight lines agreements enable us deliver the products fast at a low cost.

We have established an extensive wholesale network for corn and bulk trading with customers ranging from livestock feed companies, food manufacturers, corn oil/corn starch manufacturing companies, grain trading companies, wholesalers, governmental procurement agencies, etc. in approximately 15 provinces across China. Our retail sales network for processed grain covers approximately 20,000 supermarkets and convenience stores with distribution in over 29 provinces in China, including the key metropolitan areas of Beijing, Tianjin, Jinan, Fuzhou, Chengdu and Shijiazhuang, and are presented in some supermarket chains under major global brands. We also sell our grain products through exporting agencies to foreign counties, including Germany, Japan, Canada, etc.

We have over 200 types of branded products for grain and other food products marketed under the house brands of “Deyu”, “Shi-Tie”, “Huichun” and “Taizihu”, which are well recognized by customers in China as green, ecological, organic foods.

Recent Developments

In February 2012, we acquired the Taizihu Group, which has a well-established grain product line of over 100 types of organic and non-organic bean-based products, vinegar-based fruit juices and other grain products under well recognized brand names “Huichun” and “Taizihu”. By leveraging the Taizihu Group's product lines, we believe we can capture a more substantial market share for healthy food and beverages through integrating the 20,000 supermarkets and retail stores under Deyu’s existing sales network with the Taizihu Group's sales channels of 100 distributors in more than 10 provinces, plus foreign export channels. The Taizihu Group has a production base of over 1,076,000 square feet size of which 234,000 square feet area has been fully constructed, in proximity to Houma, a transportation hub. This base is equipped with advanced production lines. More than two thirds of the land still can be developed to expand the production facility, to accommodate the potential rise in future demand without acquiring more land use rights.

In April 2012, we began working with leading noodle OEM (Original Equipment Manufacturing) producers to introduce a new product line under “Deyu” brand featuring a variety of noodle products through our extensive distribution in channels in China. That new noodle product line includes smooth surfaced noodles, fragrant mushroom noodles, chicken egg noodles and high gluten noodles. Noodles, a longtime staple of the Chinese diet, experienced a compound annual growth rate of 20.5% during 2003 to 2009 from about $762 million (or RMB 4.8 billion) to $2.3 billion (or RMB 14.4 billion) according to China Food Industry Association,. We believe this noodles product line is quickly gaining popularity in China as our brand name becomes well recognized among customers to capture more share of China’s growing noodle market.

In June 2012, we formed a supply relationship with Guangdong Wen's Food Group Co., Ltd. (“WFG”) in which we shall provide raw corn to four feed mills that WFG operates in Southwestern China on a non-exclusive basis. Founded in 1983, WFG is a large-scale modern multi-industry and trans-regional livestock enterprise that is engaged mainly in the feed, poultry and pig industries. WFG's business operations also involve bio-pharmaceutical and food processing in 20 Provinces with over 110 integrated companies. In 2010, WFG achieved sales revenue of $3.5 billion (RMB 21.94 billion) and its feed production amounted to 5.14 million tons. By working closely with WFG to meet its demands, we believe we can foster further progress in our corn division.

In August 2012, we reached an agreement with Beijing Suning Appliance Co., Ltd. (Suning) to supply Suning with refined packaged grain goods valued at RMB115.9 million, or $18.4 million. Suning is one of the largest electrical and electronic appliance retailers in China, with 1,700 chain stores of annual sales of $15 billion (RMB 93.9 billion) in 2011. With the fast growing demand in commercial sales market for health foods, particularly refined packaged products, we intend to continue to develope more strategic institutional clients to explore more in the commercial sales segment by working with Suning on the current sales.

Plan of Operation

During the past several years, we have accumulated ample resources and advantages through Deyu’s vertical value chain from farmland to consumer market, built by advanced production capacities, large warehousing facilities, exclusive logistic infrastructures and an extensive sale network. Our mission is to grow to be a global leader in vertical agriculture value chain to provide diversified product lines delivered to commercial and consumer markets.

We plan to continue to grow our business through extending Deyu’s operation to other producing areas of corn and grain such as Hebei and Jilin Provinces. We plan to increase commercial sales to institutional clients, particularly in the grain products for the consumer market. In the meantime, we intend on continuing to develop a diversified vertical agricultural value chain by adding more food products to Deyu’s product lines and utilize available global resources and organic certifications to expand by exporting into the US and other regions. We plan to carefully consider vertical or horizontal acquisitions for our business growth, although we do not currently have any agreements in place to do so.

In 2012, we shifted our business strategy away from rapidly growing our business through supplementing our working capital needs with bank loans towards a more stable developmental approach by focusing on maintaining our sales network resources, improving cash flow and adopting a stable capital structure. We now focus on developing our main businesses by: (a) exploring more well established and branded livestock feed manufacturers to maintain our leading position in the market; (b) promoting our brand name of grain products instead of rapidly increasing the number of stores selling our products as a whole; (c) increasing commercial sales to institutional clients, particularly the refined packaged grain products for the consumer market; (d) increasing gross margin by reducing the low price strategies we implemented last year; (e) expanding our export business through export agents or strategic partnerships with foreign food companies; and (f) strategically reducing certain portions of our bulk trade business which yield relatively lower gross margins and longer turnover time.

Results of Operations for the Three Months Ended September 30, 2012 as Compared to the Three Months Ended September 30, 2011

	For The Three Months Ended
	September 30,
	2012	2011	Change	%

Net revenue	$56,472,324	$84,379,681	$(27,907,357)	-33.1%
Cost of goods sold	(46,256,954)	(71,643,030)	25,386,076	-35.4%
Gross Profit	10,215,370	12,736,651	(2,521,281)	-19.8%

Selling expenses	(3,795,367)	(3,165,190)	(630,177)	19.9%
General and administrative expenses	(2,311,508)	(1,586,847)	(724,661)	45.7%
Total Operating Expense	(6,106,875)	(4,752,037)	(1,354,838)	28.5%
Operating income	4,108,495	7,984,614	(3,876,119)	-48.5%

Interest income	7,242	4,387	2,855	65.1%
Interest expense	(330,771)	(269,725)	(61,046)	22.6%
Non-operating income	(7,063)	26,981	(34,044)	-126.2%
Total Other Expense	(330,592)	(238,357)	(92,235)	38.7%

Income from continuing operations before income taxes	3,777,903	7,746,257	(3,968,354)	-51,2%
Income taxes	(184,485)	(541,464)	356,979	-65.9%
Income from continuing operations	3,593,418	7,204,793	(3,611,375)	-50.1%
Loss from discontinued operations, net of income taxes	—	681,712	(681,712)	-100.0%

Net income	3,593,418	7,886,505	(4,293,087)	-54.4%
Net loss attributable to noncontrolling interests	3,826	(245,405)	249,231	-101.6%
Net income attributable to Deyu Agriculture Corp.	3,597,244	7,641,100	(4,043,856)	-52.9%
Preferred stock dividends	(112,035)	(83,404)	(28,631)	34.3%
Net income available to common stockholders	$3,485,209	$7,557,696	$(4,072,487)	-53.9%

Net Revenue

Our net revenue for the three months ended September 30, 2012 was $56.5 million compared with $84.4 million for the three months ended September 30, 2011, a decrease of $27.9 million, or 33.1%. This was the combined result of a decrease of $27.3 million in corn sales, a decrease of $6.0 million in bulk trading sales and an increase of $5.4 million in grain sales. Sales derived from our Corn Division, Grain Division and Bulk Trading Division for the three months ended September 30, 2012 were $34.9 million, $17.4 million and $4.2 million, accounting for 61.8%, 30.9% and 7.4% of total net revenue, respectively.

The following table breaks down the distribution of our sales volume and amount by division and as a percentage of gross sales:

	For The Three Months Ended September 30,
	2012			2011
	Volume (ton)	Net Revenue	% of total sales	Volume (ton)	Net Revenue	% of total sales	Changes	%
Corn Division	94,069	$34,889,078	61.8%	184,276	$62,207,751	73.7%	$(27,318,673)	-43.9%
Grain Division	11,041	17,424,132	30.9%	18,874	11,998,304	14.2%	5,425,828	45.2%
Bulk Trading Division	14,320	4,159,114	7.4%	18,530	10,173,626	12.1%	(6,014,512)	-59.1%
Total	119,430	$56,472,324	100.0%	221,680	$84,379,681	100.0%	$(27,907,357)	-33.1%

Net revenue from our Corn Division for the three months ended September 30, 2012 was approximately $34.9 million, a decrease of $27.3 million, or approximately 43.9%, as compared to the three months ended September 30, 2011. This decrease was the combined result of a 10.1% increase in the average sales price due to inflation in China, partially offset by a decrease of 49.0% in sales volume due to the decrease in working capital supported by bank loans and bank notes. Being an agriculture company, our business especially the corn business is capital intensive. For example, we need to grant credit to customers for 2 to 3 months while we are required to make immediate cash payments to farmers and their agents for purchasing inventory before our accounts receivable can be collected from customers. For the three months ended September 30, 2011, we obtained an average balance of bank loans of $38.1 million, which supported the demand of working capital for a significant growth of corn sales revenue. But for the three months ended September 30, 2012, we reduced the bank loans to an average balance of $6.0 million (excluding the bank loans increased by the newly acquired Taizihu Group) after the repayment of the bank loans, which caused the decrease of sales revenue by the reduction of working capital.

Net revenue from our Grain Division for the three months ended September 30, 2012 was $17.4 million, an increase of $5.4 million, or 45.2%, as compared to the three months ended September 30, 2011. The increase is a combined result of an increase of $5.7 million of sales revenue added by the Taizihu Group offset by a decrease of $0.3 million or 2.5% of sales revenue from the sustaining Grain business. The sales decrease of our sustaining business was primarily due to the reduction of working capital supplemented by bank loans.

Net Revenue from our Bulk Trading Division for the three months ended September 30, 2012 was $4.2 million, a decrease of $6.0 million, or 59.1% as compared to the three months ended September 30, 2011. This decrease was mainly attributable to the strategic reduction of certain portions of our bulk trade business which yield relatively low margins or which have long credit terms and thus longer turnover time by shifting more financial resources to our Corn Division and Grain Division.

Cost of Goods Sold

Cost of goods sold mainly consisted of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and packaging costs. Our cost of goods sold decreased by $25.4 million or 35.4% from $71.6 million in the three months ended September 30, 2011 to $46.3 million for the three months ended September 30, 2012. This decrease was primarily attributable to the decrease of sales revenue.

Gross Profit

The following table breaks down the gross profit and gross margin by division:

	For The Three Months Ended September 30,
	2012			2011
	Gross Profit	% of total Gross Profit	Margin	Gross Profit	% of total Gross Profit	Margin
Corn Division	$5,365,120	52.5%	15.4%	$9,228,450	72.5%	14.8%
Grain Division	4,602,730	45.1%	26.4%	3,048,994	23.9%	25.4%
Bulk Trading Division	247,520	2.4%	6.0%	459,207	3.6%	4.5%
Total	10,215,370	100.0%	18.1%	$12,736,651	100.0%	15.1%

Our gross profit decreased by $2.5 million, or 19.8%, from $12.7 million for the three months ended September 30, 2011 to $10.2 million for the three months ended September 30, 2012. The decrease was a combined result of a decrease of $3.9 million in the Corn Division, an increase of $1.6 million in the Grain Division and a decrease of $0.2 million in the Bulk Trading Division. Our gross margin increased from 15.1% in the three months ended September 30, 2011 to 18.1% in the three months ended September 30, 2012. The increase in gross margin was the combined result of an increase of 54 basis points, 100 basis points and 144 basis points in gross margin in our Corn Division, Grain Division and Bulk Trading Division, respectively.

Gross profit in the Corn Division was $5.4 million, contributing to 52.5% of total gross profit for the three months ended September 30, 2012.  Gross margin for our Corn Division was 15.4% for the three months ended September 30, 2012, up by 54 basis points from 14.8% for the three months ended September 30, 2011. The slight increase in gross margin was mainly attributable to the fluctuation of selling prices of processed corn and purchase prices of raw corn.

Gross profit in the Grain Division was $4.6 million, contributing to 45.1% of total gross profit for the three months ended September 30, 2012. Gross margin for the Grain Division was 26.4% for the three months ended September 30, 2012, increased by 100 basis points from 25.4% for the three months ended September 30, 2011. The increase in gross margin was mainly attributable to the additions of new product portfolios containing mixed gross margins, which targeted a wider scope of end consumers.

Gross profit in the Bulk Trading Division was $0.2 million, contributing to 2.4% of total gross profit for the three months ended September 30, 2012. Gross margin for the Bulk Trading Division was 6.0% for the three months ended September 30 2012, relatively lower compared to our other Divisions, which was mainly due to its business nature of high turnover rate and relatively lower cost maintenance. Gross margin increased by 144 basis points for the three months ended September 30, 2012 from 4.5% for the three months ended September 30, 2011. The increase was mainly attributable to the trading of grain varieties with higher gross margins driven by anticipation of the demand and pricing trends in the market.

Selling Expenses

Selling expenses increased by $0.6 million, or 19.9% to $3.8 million, for the three months ended September 30, 2012 as compared to $3.2 million for the three months ended September 30, 2011. This increase was primarily a combined result of an increase of $1.0 million in freight charges caused by the rising of railway freight charge and an increase of $0.2 million in advertisement expenses spent on brand promotion, partially offset by a decrease of $0.7 million in slotting fees for initial product display in supermarkets.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million to $2.3 million in the three months ended September 30, 2012, or 45.7%, compared to $1.6 million for the three months ended September 30, 2011. This increase was mainly attributable to increased expenses added by the Taizihu Group, increased depreciation and amortization caused by newly-acquired buildings, which commenced depreciation in January 2012, as well as increased payroll and other expenses caused by inflation.

Interest Expense

Interest expense for the three months ended September 30, 2012 was $330,771 compared to $269,725 for the three months ended September 30, 2011, an increase of $61,046, or 22.6%. This increase was mainly due to the increase in interest rate and balance of interest-bearing bank loans. Decrease in the average loan balance of $38.1 million for the three months ended September 30, 2011 to $6.0 million for the three months ended September 30, 2012 (excluding the bank loans increased as a result of consolidating the newly acquired Taizihu Group) was primarily due to a decrease in non-interest-bearing bank acceptance notes, which had no effect to interest expense.

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

Income tax expenses were $192,225 for the three months ended September 30, 2012, which was derived from Taizihu Group. Income before income taxes incurred at Jinzhong Deyu, Jinzhong Yongcheng and Jinzhong Yuliang are subject to the EIT exemption. Income tax expenses for the current quarter were mainly attributable to the Taizihu Group, which was subject to the 25% EIT rate. We recorded income tax expenses of $541,464 for the three months ended September 30, 2011, mainly for deferred income tax expenses primarily derived from Detian Yu for an additional valuation allowance for deferred tax assets generated in previous years due to uncertainty of realization of net operating losses carryover.

Income from discontinued operations, net of income taxes

Income from discontinued operations, net of income taxes for the three months ended September 30, 2011 was $0.68 million, derived from the VIE Group over which our control was terminated on December 20, 2011. The VIE Group was no longer within the consolidation scope after the control termination.

Net Income

As a result of the above, we had net income available to common stockholders of $3.5 million for the three months ended September 30, 2012 compared to a net income of $7.6 million for the three months ended September 30, 2011, a decrease of $4.1 million, or 53.9%.

Results of Operations for the Nine Months Ended September 30, 2012 as Compared to the Nine Months Ended September 30, 2011

	For The Nine Months Ended
	September 30,
	2012	2011	Change	%

Net revenue	$175,048,803	$170,482,201	$4,566,602	2.7%
Cost of goods sold	(141,911,226)	(140,985,703)	(925,523)	0.7%
Gross Profit	33,137,577	29,496,498	3,641,079	12.3%

Selling expenses	(11,926,786)	(8,188,037)	(3,738,749)	45.7%
General and administrative expenses	(6,276,679)	(4,398,667)	(1,878,012)	42.7%
Total Operating Expense	(18,203,465)	(12,586,704)	(5,616,761)	44.6%
Operating income	14,934,112	16,909,794	(1,975,682)	-11.7%

Interest income	24,918	30,848	(5,930)	-19.2%
Interest expense	(1,260,810)	(481,549)	(779,261)	161.8%
Non-operating income	569,587	36,273	533,314	1470.3%
Total Other Expense	(666,305)	(414,428)	(251,877)	60.8%

Income from continuing operations before income taxes	14,267,807	16,495,366	(2,227,559)	-13.5%
Income taxes	(1,475,181)	(28,959)	(1,446,222)	4994.0%
Income from continuing operations	12,792,626	16,466,407	(3,673,781)	-22.3%
Loss from discontinued operations, net of income taxes	—	(2,886,430)	2,886,430	-100.0%

Net income	12,792,626	13,579,977	(787,351)	-5.8%
Net loss attributable to noncontrolling interests	44,695	740,308	(695,613)	-94.0%
Net income attributable to Deyu Agriculture Corp.	12,837,321	14,320,285	(1,482,964)	-10.4%
Preferred stock dividends	(332,087)	(313,550)	(18,537)	5.9%
Net income available to common stockholders	$12,505,234	$14,006,735	$(1,501,501)	-10.7%

Net Revenue

Our net revenue for the nine months ended September 30, 2012 was $175.0 million compared with $170.5 million for the nine months ended September 30, 2011, an increase of $4.6 million, or 2.7%. This was the combined result of an increase of $20.3 million of grain sales, offset by a decrease of $13.8 million of bulk trading sales and a decrease of $1.9 million of corn sales. Sales derived from our Corn Division, Grain Division and Bulk Trading Division for the nine months ended September 30, 2012 were $115.5 million, $46.7 million and $12.9 million respectively, accounting for 66.0%, 26.7% and 7.4% of total net revenue, respectively.

The following table breaks down the distribution of our sales volume and amount by division and as a percentage of gross sales:

	For The Nine Months Ended September 30,
	2012			2011
	Volume (ton)	Net Revenue	% of Total sales	Volume (ton)	Net Revenue	% of Total sales	Changes	%
Corn Division	315,506	$115,453,950	66.0%	360,477	$117,386,510	68.9%	$(1,932,560)	-1.6%
Grain Division	29,589	46,693,753	26.7%	36,430	26,406,846	15.5%	20,286,907	76.8%
Bulk Trading Division	37,995	12,901,100	7.4%	46,960	26,688,845	15.7%	(13,787,745)	-51.7%
Total	383,090	$175,048,803	100.0%	443,867	$170,482,201	100.0%	$4,566,602	2.7%

Net revenue from our Corn Division for the nine months ended September 30, 2012 was approximately $115.5 million, a decrease of $1.9 million, or approximately 1.6%, as compared to $117.4 million for the nine months ended September 30, 2011. This decrease was the combined result of an increase of an average sales price of 12.4% due to inflation in China and a decrease of sales volume of 12.5%, which is mainly attributable to a decrease of working capital supported by bank loans and bank notes from average balance of $22.1 million for the nine months ended September 30, 2011 to $10.4 million (excluding the bank loans increased by the newly acquired Taizihu Group), and offset by the double increase of storage and turnover capacity by the new logistics center with the five drying cylinders and six warehouses put into use in June 2011.

Net revenue from our Grain Division for the nine months ended September 30, 2012 was $46.7 million, an increase of $20.3 million, or 76.8%, as compared to $26.4 million for the nine months ended September 30, 2011. The increase consisted of an increase of $4.5 million or 17.0% attributable to our sustaining Grain Division sales and $15.8 million of sales revenue added by the Taizihu Group acquired in February 2012. The sustaining grain sales increase was primarily due to growth of our market share through the expansion of our sales network and increasing brand awareness among customers

Revenue from our Bulk Trading Division for the nine months ended September 30, 2012 was $ 12.9 million, a decrease of $13.8 million, or 51.7%, as compared to the nine months ended September 30, 2011. This decrease was mainly attributable to the strategic reduction of certain portions of our bulk trade business which yield relatively low margins or which have long credit terms and thus longer turnover time by shifting more financial resources to our Corn Division and Grain Division.

Cost of Goods Sold

Cost of goods sold mainly consisted of cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and packaging costs. Our cost of goods sold increased by $0.9 million or 0,7% from $141.0 million in the nine months ended September 30, 2011 to $141.9 million for the nine months ended September 30, 2012. This increase was primarily attributable to the increase of sales revenue.

Gross Profit

The following table breaks down the gross profit and gross margin by division:

	For The Nine Months Ended September 30,
	2012			2011
	Gross Profit	% of total Gross Profit	Margin	Gross Profit	% of total Gross Profit	Margin
Corn Division	$18,291,142	55.2%	15.8%	$20,153,843	68.3%	17.2%
Grain Division	13,722,398	41.4%	29.4%	7,420,210	25.2%	28.1%
Bulk Trading Division	1,124,037	3.4%	8.7%	1,922,445	6.5%	7.2%
Total	$33,137,577	100.0%	18.9%	$29,496,498	100.0%	17.3%

Our gross profit increased by $3.6 million, or 12.3%, from $29.5 million for the nine months ended September 30, 2011 to $33.1 million for the nine months ended September 30, 2012. The increase was a combined result of a decrease of $1.9 million in the Corn Division, an increase of $6.3 million in the Grain Division, and a decrease of $0.8 million in the Bulk Trading Division. Our gross margin increased from 17.3% for the nine months ended September 30, 2011 to 18.9% in the nine months ended September 30, 2012. The increase in gross margin was the combined result of an increase of 129 basis points in gross margin in our Grain Division and an increase of 151 basis points in gross margin in our Bulk Trading Division, partially offset by a decrease of 133 basis points in gross margin in our Corn Division.

Gross profit in the Corn Division was $18.3 million, contributing to 55.2% of total gross profit for the nine months ended September 30, 2012.  Gross margin for our Corn Division was 15.8% for the nine months ended September 30, 2012, down by 133 basis points from 17.2% for the nine months ended September 30, 2011. The decrease in gross margin was mainly attributable to the continuous increase in the purchase price of raw corn and supplemental procurement from suppliers. The purchase price of raw corn increased by approximately 14% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, however the selling price did not increase consistently. In addition, due to our rapid growth in corn sales, we supplemented the supply of raw materials from farmers by purchasing from other corn traders whose purchase prices were usually higher which negatively affected the gross margin of the Corn Division.

Gross profit in the Grain Division was $13.7 million, contributing to 41.4% of total gross profit for the nine months ended September 30, 2012. Gross margin for the Grain Division was 29.4% for the nine months ended September 30, 2012, increased by 129 basis points from 28.1% for the nine months ended September 30, 2011. The increase in gross margin was mainly attributable to the additions of new product portfolios containing mixed gross margins, which targeted a wider scope of end consumers.

Gross profit in the Bulk Trading Division was $1.1 million, contributing to 3.4% of total gross profit for the nine months ended September 30, 2012. Gross margin for the Bulk Trading Division was 8.7% for the nine months ended September 30 2012, relatively lower compared to our other Divisions, which was mainly due to its business nature of high turnover rate and relatively lower cost maintenance. Gross margin increased by 151 basis points for the nine months ended September 30, 2012 from 7.2% for the nine months ended September 30, 2011. The increase was mainly attributable to the trading of grain varieties with higher gross margins driven by anticipation of the demand and pricing trends in the market.

Selling Expenses

Selling expenses increased by $3.7 million, or 45.7% to $11.9 million, for the nine months ended September 30, 2012 as compared to $8.2 million for the nine months ended September 30, 2011.  This increase was primarily a combined result of an increase of $3.8 million in freight charges caused by rising freight railway costs, an increase of $1.0 million in subsidies to farmers and an increase of $1.0 million in advertisement expenses spent on brand promotion, offset by a decrease of $1.7 million of slotting fees for initial product display in supermarkets.

General and Administrative Expenses

General and administrative expenses increased by $1.9 million to $6.3 million in the nine months ended September 30, 2012, or 42.7%, compared to $4.4 million for the nine months ended September 30, 2011. This increase was mainly attributable to increased expenses added by the Taizihu Group, as well as increased depreciation and amortization caused by newly-acquired buildings, which commenced depreciation from January 2012, as well as increased payroll and other expenses caused by inflation.

Interest Expense

Interest expense for the nine months ended September 30, 2012 was $1,260,810 compared to interest expense of $481,549 for the nine months ended September 30, 2011, an increase of $779,261, or 161.8%. This increase was mainly due to the increase in interest rate and balance of interest-bearing bank loans. The decrease in the average loan balance of $22.1 million for the nine months ended September 30, 2011 to $10.4 million for the nine months ended September 30, 2012 (excluding the bank loans increased as a result of consolidating the newly acquired Taizihu Group) was primarily due to decrease in non-interest-bearing bank acceptance notes, which had no effect to interest expense.

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

Income tax expenses were $1,482,921 for the nine months ended September 30, 2012, which consisted of $686,282 of current income tax expenses derived from Taizihu Group and $788,899 of deferred income tax expenses primarily derived from Detian Yu for additional valuation allowance for deferred tax assets generated in previous years due to uncertainty of realization of net operating losses carryover. Income before income taxes incurred at Jinzhong Deyu, Jinzhong Yongcheng and Jinzhong Yuliang are subject to the EIT exemption. Income tax expenses for the current quarter were mainly attributable to the Taizihu Group, which was subject to the 25% EIT rate. We recorded income tax benefit of $28,959 for the three months ended September 30, 2011 mainly because of the tax credits derived from net operating losses from taxable entities that can be carried forward for next five years according to the PRC tax law.

Loss from discontinued operations, net of income taxes

Loss from discontinued operations, net of income taxes for the nine months ended September 30, 2011 was $2.9 million, derived from the VIE Group over which our control was terminated on December 20, 2011. The VIE Group was no longer within the consolidation scope after the control termination.

Net Income

As a result of the above, we had net income available to common stockholders of $12.5 million for the nine months ended September 30, 2012 compared to a net income of $14.0 million for the nine months ended September 30, 2011, a decrease of $1.5 million, or 10.7%.

Liquidity and Capital Resources

The following summarizes the key components of our cash flows for the nine months ended September 30, 2012 and 2011:

	For the Nine Months Ended September 30,
	2012	2011

Net cash provided by (used in) operating activities of continuing operations	$17,380,794	$(10,454,052)
Net cash used in investing activities of continuing operations	(5,584,844)	(567,501)
Net cash (used in) provided by financing activities of continuing operations	(8,620,344)	30,001,306
Effect of exchange rate change on cash and cash equivalents of continuing operations	45,899	531,382
Net (decrease) increase in cash and cash equivalents of continuing operations	$3,221,505	$19,511,135

For the nine months ended September 30, 2012, net cash provided by operating activities of continuing operations totaled approximately $17.4 million, while net cash used in operating activities of continuing operations was $10.5 million for the nine months ended September 30, 2011. The net cash flow from operating activities shifted from outflow to inflow, and was primarily attributable to the reduction of cash used to expand business. Being an agriculture company, it is necessary for us to pay out a large amount of cash along with rapid sales growth. This is due to the fact that we need to grant credit for about 2 to 3 months to customers and at the same time we are required to make immediate cash payments to farmers and their agents for purchasing inventory before our accounts receivable can be collected from customers. In contrast, we believe we can collect cash while our business grows stably. We experienced rapid growth by using cash in increasing accounts receivable of $16.6 million and increasing inventory of $10.0 million and for the nine months ended September 30, 2011, as compared to the usage of an immaterial amount of cash in accumulating current assets for stable business development for the nine months ended September 30, 2012.

For the nine months ended September 30, 2012, net cash used in investing activities of continuing operations was approximately $5.6 million, an increase of approximately $5.0 million from approximately $0.6 million for the nine months ended September 30, 2011. The increase was mainly due to the payment of $5.2 million for the acquisition of the Taizihu Group.

For nine months ended September 30, 2012, net cash used in financing activities of continuing operations was approximately $8.6 million, while net cash provided by financing activities of continuing operations for the nine months ended September 30, 2011 was $30.0 million. We repaid $9.7 million of a bank loan for the nine months ended September 30, 2012, while we received net proceeds of $37.2 million from bank loans and bank acceptance notes for the nine months ended September 30, 2011.

We believe that our current levels of cash, cash flows from operations, and bank, related party and unrelated party borrowings will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we may need additional cash resources in the future if we experience a change in business conditions or other developments. We may also need additional cash resources in the future if we find and wish to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If we ever determine that our cash requirements exceed our amounts of cash and cash equivalents on hand, we may seek to issue debt or equity securities or obtain a credit facility. Any future issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness could increase our debt service obligations and cause us to be subject to restrictive operating and financial covenants. It is possible that, when we need additional cash resources, financing will only be available to us in amounts or on terms that would not be acceptable to us, if at all.

Contractual Obligations

The following table presents the Company’s material contractual obligations as of September 30, 2012:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Bank Loans	$11,196,379	$11,196,379	$—	$—	$—
Operating Lease Obligations	1,482,090	172,098	273,113	174,388	862,491
	$12,678,469	$11,368,477	$273,113	$174,388	$862,491

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

On November 5, 2011, we filed a Registration Statement with the SEC on Form S-8 covering up to 1,000,000 shares underlying options which may be granted under the Plan. As of September 30, 2012, none of the options granted pursuant to the Plan have been exercised.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations has been prepared by management based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates our critical accounting policies and estimates, including those related to revenue recognition, valuation of accounts receivable, property and equipment, long-lived assets, intangible assets, derivative liabilities and contingencies. Estimates are based on historical experience and on various assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting periods. We consider the following initial accounting policies to be the most important in understanding our operating results and financial condition:

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

As of September 30, 2012, $263,284 of cash was restricted as the pledge for $2,124,174 (RMB 13,350,000) and $262,538 (RMB 1,650,000) of bank loans obtained from China Merchants Bank, Dongzhimen Branch on November 30, 2011 and January 11, 2012, respectively; $477,342 of cash was restricted as pledge for bank loan of $1,272,912(RMB8,000,000) obtained from Dah Sing Bank (China) Co. Ltd. on July 18, 2012; $241,967 of cash was restricted as pledges for bank loans of $795,570 (RMB 5,000,000), $1,432,026 (RMB 9,000,000) and $2,386,712 (RMB 15, 000,000) obtained from Agriculture Development Bank of China on November 3, 2011, September 18, 2012 and August 14, 2012, respectively.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed.  We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves.  As of September 30, 2012, the balance of accounts receivable greater than six months was not material. As of December 31, 2011, there were no customers with accounts receivable greater than six months past due.

Inventories

The Company's inventories are stated at lower of cost or market.  Cost is determined on a moving-average basis.  Costs of inventories include purchase and related costs incurred in delivering products to their present location and condition.  Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions.  Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.  As of September 30, 2012 and December 31, 2011, slow moving or obsolete inventory identified by management was not material.

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

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded.  The estimates are based on historical sales returns, analysis of credit memo data, and other factors known at the time.   For the nine months ended September 30, 2012 and 2011, sales discounts from continuing operations were $669,831 and $70,620, respectively.

We offer a right of exchange on our grain products sold through our relationships with grocery store networks.  The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased.  In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes.  For the nine months ended September 30, 2012 and 2011, returns of our products were not material.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place.   Advertising costs from continuing operations for the nine months ended September 30, 2012 and 2011 were $1,279,682 and $325,698, respectively.

Research and development

The Company expenses its research and development costs as incurred.  Research and development costs from continuing operations for the nine months ended September 30, 2012 and 2011 were not material.

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

In July 2012, FASB issued an amendment (ASU No. 2012-02) to Intangibles–Goodwill and Other (ASC Topic 350). In accordance with the amendments in this Update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance had no impact on our consolidated financial position or results of operations.

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

Item 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. At the conclusion of the period ended September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On February 12, 2012, the Company’s former Chief Financial Officer alleged that the Company may have violated certain state and federal laws and regulations and upon receipt of such allegations, the Company's Audit Committee retained counsel to conduct an inquiry into such allegations. On March 27, 2012, the Company received a letter asserting a claim of wrongful termination in violation of public policy wherein the former Chief Financial Officer seeks payment of $250,000 plus the issuance of 60,000 shares of common stock in settlement for the claimed damages therein. Subsequently, on July 23, 2012, the Company was provided a copy of a complaint filed in the Superior Court of California, County of Orange, repeating the same allegations contained in the March 27, 2012 letter. In response, the Company filed a demurrer to the Complaint on September 10, 2012 asserting that the Complaint failed to state a valid claim. Plaintiff then filed and served a First Amended Complaint, and the Company again filed a demurrer to the First Amended Complaint on November 2, 2012. The hearing on the demurrer is scheduled for December 20, 2012.The Company believes that such allegations and claims are without merit and intends to vigorously defend such allegations and claims. Because the inquiry is in its initial stages, the Company is not currently able to predict the probability of a favorable or unfavorable outcome, or the amount of any possible loss in the event of an unfavorable outcome. Consequently, no material provision or liability has been recorded for such allegations and claims as of September 30, 2012.

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

DEYU AGRICULTURE CORP.

Signature	Title	Date

/s/ Jianming Hao	Chief Executive Officer, Principal Executive Officer	November 13, 2012
Jianming Hao

/s/ Amy He	Chief Financial Officer, Principal Financial and Accounting Officer	November 13, 2012

Amy He

-61-