Form 10-K
period 2012-12-31
Deyu Agriculture Corp.
filed 2013-03-27
CIK 1467746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the Fiscal Year Ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-160476

DEYU AGRICULTURE CORP.
(Exact name of registrant as specified in its charter)

Nevada	80-0329825
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Headquarters in China

Unit 1010, Block B, Huizhi Building,

No.9 Xueqing Road,

Haidian District, Beijing, PRC

Zip Code: 100085

Office in the United States

Columbus Circle 5

1790 Broadway, 8th Floor

New York, New York 10019, USA

(Address, including zip code, of principal executive offices)

In China: 86-10-8273-2870

In the United States: (646) 499-5475

(Registrants’ telephone number, including area code)

9th Floor, Block 8, Aolinjiatai Building

1 Kehuiqian Street

Chaoyang District, Beijing

The People’s Republic of China 10086

Tel (in China): +86-10-55241802

Tel (in the United States): (646) 820-8060

(Former Name or Former Address, if changed since last report)

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
Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of the end of the issuer’s most recently completed second fiscal quarter, the issuer’s public float was approximately $7,217,479 based on a stock price of $1.42 on June 30, 2012.  The number of outstanding shares of the registrant’s Common Stock on March 25, 2013 was 10,618,266.

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

We are a vertically integrated producer, processor, marketer and distributor of organic and other agricultural products made from corn and grains operating in Shanxi Province in the People's Republic of China. We has access of 20 years to over 109,000 acres of farmland in Shanxi Province for breeding, cultivating, processing, warehousing, and distributing corn and grain products. We have a nationwide sales network covering manufacturers, grain traders, wholesalers, distributors, institutional clients and retail stores in China. Our facilities include modern warehouses with storage capacity of over 100,000 tons and sophisticated production lines with annual production capacity of over 105,000 tons and 700,000 tons for grain products and corn, respectively.

Our farming operations are conducted through our wholly-owned PRC subsidiaries, Jinzhong Deyu Agriculture Trading Co. Limited (“Jinzhong Deyu”), Jinzhong Yongcheng Agriculture Trading Co. Limited (“Yongcheng”) and Jinzhong Yuliang Agriculture Trading Co. Limited (“Yuliang”). Yongcheng and Yuliang focus on processing and distributing our corn and corn byproducts. Our grain processing and distribution are conducted through our wholly-owned PRC subsidiaries, Jinzhong Deyu, Shanxi Taizihu Food Co. Ltd. (“Taizihu”), Shanxi Huichun Bean Products Co., Ltd. Our other wholly-owned PRC subsidiaries, Detian Yu Biotechnology (Beijing) Co., Ltd. ("Detian Yu") and Tianjin Guandu Food Co., Ltd. ("Tianjin Guandu"), and our majority-owned PRC subsidiaries Hebei Yugu Grain Co., Ltd. ("Hebei Yugu") and Jilin Jinglong Agriculture Development Limited (“Jinglong”) together with Jinzhong Deyu are engaged in bulk trading of rice, flour, wheat and other agriculture products and the distribution of our processed grain products.

A brief description of our products is set forth below, by division:

•	Corn Division –acquires unprocessed corn for value-added processing such as cleaning, drying packaging, etc. the main consumers for this division range from livestock feed companies to corn oil/corn starch manufacturing companies as well as governmental procurement agencies in China.

•	Grain Division –acquires unprocessed grains including millet, green bean, soy bean, black rice and many other varieties of grains traditionally grown and consumed in China for value-added processing such as peeling, cleaning, grinding, packaging, etc. The Grain Division also produces and distributes deep processed grain products, such as bean based products, fruit vinegars and juices, noodles and other grain products. We sell our processed grain products to wholesalers, distributors, institutional clients and directly to consumers in retail stores.

•	Bulk Trading Division –conducts bulk trading through procuring and wholesales of rice, flour, wheat, kidney beans, green beans and other agricultural products. The majority customers of this division include food manufacturers, grain trading companies, wholesalers and governmental procurement agencies in China.

Operating revenue from continuing operations for the year ended December 31, 2012 was $254,046,098, representing a 2.9% decrease from $261,576,666 for the year ended December 31, 2011. Our net income available to common stockholders for the year ended December 31, 2012 was $16,008,670, representing a 7.7% decrease from $17,335,442 for the year ended December 31, 2011.

Our principal office is located at Unit 1010, Block B, Huizhi Building, No.9 Xueqing Road, Haidian District, Beijing, 100085, The People’s Republic of China. Our telephone number in China is +(8610)-8273 2870 and our fax number is +(8610)-8273 2870 x 8518. Our telephone number in the United States is (646) 499-5475. Our corporate website is www.deyuagri.com (information on our website is not made a part of this Annual Report).

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

Simultaneously with the acquisition, we completed a private placement offering in the aggregate amount of $8,211,166 of the sale of securities to accredited investors at $4.40 per unit, with each “Unit” consisting of one share of our Series A convertible preferred stock and one warrant to purchase 0.4 shares of our common stock with an exercise price of $5.06 per share. We executed a Securities Purchase Agreement in connection with the offering, which is referenced as Exhibit 10.1 herein.

On May 10, 2010, we closed on the second and final round of the private placement offering as disclosed in our Current Report on Form 8-K filed with the SEC on May 3, 2010 through the sale of 589,689 Units comprised of 589,689 shares of our Series A convertible preferred stock and 235,882 five-year warrants with an exercise price of $5.06 per share, to certain accredited investors for total aggregate proceeds of $2,594,607. We raised an aggregate amount of $10,805,750 in the two rounds of offerings.

Pursuant to the private placement we issued an aggregate 2,455,863 shares of Series A convertible preferred stock and warrants exercisable into 982,362 shares of common stock to certain investors (collectively, the “Investors”).  Pursuant to its terms, the Series A convertible preferred stock receive cumulative dividends at a rate of 5% per annum and can be converted into common stock on a 1:1 basis, subject to applicable adjustments.  Pursuant to its terms, the warrants can be converted into 982,362 shares of common stock at an exercise price of $5.06 per share (the "Warrants").  The Warrants will expire on April 27, 2015.

In connection with the private placement, we also entered into a registration rights agreement pursuant to which we agreed to file a registration statement on Form S-1 (or other applicable Form) within 60 days of the close of such financing.  We filed a Registration Statement on Form S-1 with the SEC on June 15, 2010, and on October 21, 2010, the SEC declared the Form S-1 effective.

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

On December 20, 2011, Detian Yu executed a series of termination agreements whereby Detian Yu terminated its control over the VIE Group, effective immediately. The Company’s Board of Directors and a majority of the preferred shareholders of the Company approved the disposition of the VIE Group.

Other Recent Developments

On February 2, 2012, RedSun Technology (Shenzhen) Co. Limited ( “Redsun”), a wholly-owned subsidiary of the Company, acquired 100% of the issued and outstanding registered share capital of Taizihu and its subsidiary, Huichun (together with Taizihu, the “Taizihu Group”) in consideration of RMB34,705,000 ($5,502,181). The Taizihu Group has a well-established grain product line of over 100 types of organic and non-organic bean-based products, vinegar-based fruit juices and other grain products under well recognized brand names “Huichun” and “Taizihu”. By leveraging the Taizihu Group's product lines and production capacity, we believe we can capture a more substantial share of grain market.

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

In August 2012, we reached an agreement with Beijing Suning Appliance Co., Ltd. (“Suning”) to supply Suning with refined packaged grain goods valued at RMB115.9 million, or $18.4 million. Suning is one of the largest electrical and electronic appliance retailers in China, with 1,700 chain stores of annual sales of $15 billion (RMB 93.9 billion) in 2011. With the fast growing demand in commercial sales market for health foods, particularly refined packaged products, we intend to continue to develope more strategic institutional clients to explore more in the commercial sales segment by working with Suning on the current sales.

On October 10, 2012, we registered a subsidiary named Jilin Jinglong Agriculture Development Limited (“Jinglong”) with registered capital of RMB 20 million Yuan (approximately $3.2 million) in Jilin Province, one of the three provinces of Northeast China. Detian Yu, one of the Company’s wholly-owned subsidiaries and Feng Liu, an unrelated third party hold 99% and 1% of its interests, respectively. Jinglong is primarily engaged in procurement, storage and sales of corn and grain.

Also in October 2012, the China National Cereals and Oils Committee selected the Company's wholly-owned subsidiary, Detian Yu as one of China's Top 100 Grain and Oil Enterprises. The winning enterprises were selected based on financials, environmental and social responsibilities, quality and safety standards, business management and operations, research and innovation, and other industrial factors. We appreciate the recognition of the China National Cereals and Oils Committee, and we will strive to uphold our accolade by doing our part as a premier agriculture company in China to continue providing corn and grain products to customers across the nation.

In December 2012, we received $209,231 (RMB 1.3 million) of Jinzhong city government subsidies, which will be used to support Deyu's business operations as well as the construction of its grains processing projects. In 2012, the Shanxi Provincial Development and Reform Commission in China approved the inclusion of the Coarse Grain Processing Development of Jinzhong Deyu in the list of its local agricultural products industrial support and agro-processing investment plan. The Coarse Grains Processing Development strives to generate social and economic benefits in Shanxi Province in accordance with the policy of the Shanxi Provincial Government in strengthening the "Three Rural Works," which are works related to agriculture, rural areas and farmers.

Corporate Structure

The Company’s current corporate structure is set forth below:

Competitive Advantages

Cultivation Base

Our corn and grains are mainly grown in the hilly area near Taihang Mountain, at an altitude of between 5,000 to 8,000 feet above sea level. This region has a wide temperature variation between night and day and a long daily exposure to sunlight. These geographic characteristics produce grains that are rich in nutrients, especially minerals, rutin, cellulose, amino acids, chlorophyll, lecithin and linoleic acid.

Partnership with Farmers

Agricultural land for large scale farming of grains is becoming a rarity in China. With the support of our local government, we have adopted the operation mode of “Company + Farmers + Cultivation Base”. We have the cultivation base of 109,000 acres in Jinzhong in Shanxi Province for the supply of corn and grain by obtaining the land use rights of 17, 000 acres of farmland with average remaining use life of 37 years and signing agricultural co-operative agreements with the governments of the counties and villages for the development of 92,000 acres for 20 years. We have established stable partnerships with over 60,000 farmers to grow crops on the farmland. We provide instruction to the farmers for planting crops and technical support for seeding and cultivation. The scale cultivation ensures our stable supply of raw material with high quality.

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

Established Sales Network

We have cultivated a national network for corn and bulk trading with customers including various livestock feed companies, food manufacturers, corn oil/corn starch manufacturing companies, grain trading companies, wholesalers and governmental procurement agencies. Meanwhile, we sell our processed grain products to wholesalers, distributors, institutional clients and directly to consumers in retail stores. We also developed export channel to Germany, Japan and other countries.

Our Current Products and Product Characteristics

Our products in our Corn Division are simple processed corn. Our products in our Grain Division include packaged and unpackaged grains including millet, soy bean, green bean, black rice, wheat, etc. Packaged products include: (1) simple processed grain products packaged under our registered trademarks “Deyu” and “Shitie”; (2) bean based products under the brand name “Huichun” including vegetarian products and instant noodles made from soybeans, black beans and green beans; and (3) fruit vinegars and juices under the brand “Longquan Villa”. Our products in our Bulk Trading Division include rice, flour, wheat, kidney beans, green beans and other agricultural products. The following table lists our major products in our Grain Division:

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

Key Customers

No single customer accounted for greater than 10% of the Company’s consolidated gross revenue for the years ended December 31, 2012 and 2011 or consolidated accounts receivable as of December 31, 2011. Suning accounted for 22.6% of the consolidated accounts receivable as of December 31, 2012.

Our customers are mainly in China, composed mainly of (1) livestock feed companies, corn oil/corn starch manufacturing companies and governmental procurement agencies in our Corn Division; (2) distributors, chains of supermarkets and convenience stores and large institutional customers in our Grain Division; and (3) grain trading companies, wholesalers and governmental procurement agencies in our Bulk Trading Division. Our bean-based products are also sold through our export agencies to Japan, Germany and other countries.

For our Corn Division, we developed large livestock feed companies as our customers, but our customer base are still diversified and no single customer accounted for greater than 10% of the division’s gross revenue in 2012.

For our Grain Division, we developed commercial sales of our grain products to large institutional customers in 2012. Deyufarm and Suning accounted for 23.2% and 22.0% of gross sales of the Grain Division, respectively in 2012 and no single customer accounted for greater than 10% of the division’s gross revenue in 2011.

For our Bulk Trading Division, Shanxi Zhengda Co., Ltd. and Shanxi Guchuan Food Co., Ltd. accounted for 27.3% and 23.6% of gross sales of the Bulk Trading Division, respectively in 2012 and no single customer accounted for greater than 10% of the division’s gross revenue in 2011.

Sources of Raw Materials and Key Suppliers

We procure raw materials at our cultivation base in Jinzhong, Shanxi Province, which produces grains rich in nutrients, especially minerals, rutin, cellulose, amino acids, chlorophyll, lecithin and linoleic acid. Shanxi Province is located on the Loess Plateau in the western part of China. The city of Jinzhong is located in the center of Shanxi Province. We believe the topography of the region creates optimal conditions for growing grains. Favorable weather conditions, combined with our geographical conditions lead to high-quality products. There has been no serious flood or drought in the region in the past 100 years.  The temperature difference between day and night is greater than 10 degrees Celsius. The weather is dry and cold. There are about 158 days without frost during the year and the growing period is longer than 135 days. The weather conditions are especially favorable for growing corn and grains. Grains are highly drought resistant. We rely on natural rainfall, and no irrigation is required throughout the year and no application of chemical fertilizers or pesticides is needed. Irrigation by underground water is only required under exceptional circumstances.

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

We purchase most of the raw materials directly from farmers and farmer’s agents by payment in advance or immediately after the procurement. We also purchase raw materials from grain traders. We did not have any suppliers that accounted for 10% or more of total purchases of raw materials during the fiscal years ended December 31, 2011 and 2012. We purchased raw materials from several suppliers. Taigu Yonghe Grain Trading Co., Ltd., Liaoning Jinchen Agriculture Development Co., Ltd. and Shanxi Yijiaren Grain and Oil Trading Co., Ltd. accounted for 51.3%, 12.4% and 12.3% of total trade payables as of December 31, 2012, respectively. We did not have any suppliers who accounted for 10% or more of total trade payables as of December 31, 2011.

Market Opportunity

Corn and Corn Byproducts

Corn is used extensively in feeds, food for human consumption and highly processed products. According to the United States Department of Agriculture (“USDA”), the demand for corn in the global and Chinese markets has continued to increase with annual growth in the period from 2009 to 2013 of 2% and 9%, respectively, and the growth is expected to continue in the next five years. Further, the global demand for corn has substantially exceeded supply from 2009 through 2013. According to the USDA, China is the world’s second-leading consumer and producer of corn, second only to the United States, accounting for over 20% of the world’s consumption. The following table shows the statistics of supply and demand for the global and Chinese markets from 2009 to 2013 (including estimated and forecasted):

Year	Beginning Balance	Supply	Demand	Gap Between Supply and Demand		Closing Balance	Demand Growth Rate
Global
2009/2010	147,340	819,230	822,500	(3,270)		144,070	2%
2010/2011	145,910	832,330	850,320	(17,990)		127,920	3%
2011/2012 (estimated)	127,920	882,470	879,380	3,090		131,010	3%
2012/2013 (forecasted)	131,010	854,380	867,340	(12,960)		118,050	-1%

China
2009/2010	51,180	165,270	165,150	-	Note	51,300	6%
2010/2011	51,300	177,250	180,000	870	Note	49,420	9%
2011/2012 (estimated)	49,420	192,780	188,000	5,140	Note	59,340	4%
2012/2013 (forecasted)	59,340	208,000	209,500	2,300	Note	60,140	11%

Note : The demestic supply is supplemented by imports.

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

Grain Products

Grain products contain high levels of vitamin B1, dietary fiber and trace elements. Coarse grains are believed to be beneficial to people with diabetes or high blood pressure. The Chinese Nutrition Society, commissioned by the Ministry of Health in 2011 to formulate dietary guidelines, recommends consumption of 250-400 grams per day of processed grain foods for adults. They also recommended that adults consume 50-100 grams per day of coarse grains and whole grain foods and consume 30-50 grams per day of bean or bean-based products. Over 70% of adults in China, amounting to approximately 665 million people, are urban residents. Based on these guidelines, the demand for grain products by people in urban cities could reach 134 million tons per year.

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

Sales Network

Corn Products and Bulk Trading Products

We have established a nationwide and diversified customer base in China, including Shanxi, Hebei, Henan, Shandong, Anhui, Shaanxi, Sichuan, Hunan, Hubei, Guangdong, Jiangsu, Liaoning and Chongqing with stable partnerships with various livestock feed companies, corn oil/corn starch manufacturing companies and food manufacturers, grain trading companies, wholesalers and governmental procurement agencies.

Grain Products

We sell our grain products to wholesalers, distributors and directly to customers in retail stores in China. We are developing commercial sales of refined grain products to large institutional clients. Our bean-based products are also sold through our export agencies to Japan, Germany, and other countries.

Processing and Warehousing Capacities

General

We maintain facilities in central and southern Shanxi Province with total site coverage of approximately 1,780,000 square feet (approximately 165,000 square meters) and constructed area of 500,000 square feet (approximately 46,000 square meters). Our facilities are equipped with advanced crop production, processing and packaging lines as well as modern equipment.

Corn Production Capacity

Our Corn Division’s warehousing, processing and logistics center is located in Jinzhong with site coverage of 503,000 square feet (approximately 47,000 square meters) and constructed area of 144,000 square feet (approximately 13,000 square meters). The processing center has five drying cylinders and six warehouses for the storage of 70,000 tons. We have a large rental cave-type warehouse named Shanxi 661 Warehouse with storage capacity of 30,000 tons. We also have contracts for temporary warehouses near railway stations which supplement our storage capacity. Our total capacity of storage and annual turnover reach over 100,000 tons and 700,000 tons, respectively.

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

The cave-type warehouse that we rent is fully enclosed and have thermostatic and moisture proof characteristics. The cave-type warehouse is built with 1.5 meter thick walls and moisture proof layers. They maintain a temperature of 10 degrees Celsius throughout the year, which is well-suited for food storage. Since no air conditioning is required, the operating costs of these warehouses are low. These warehouses are also equipped with infrared sensors that can accurately detect temperature changes and the presence of rodents, insects and other pests.

Grain Production Capacity

We are equipped with three fully automatic production lines for millet, grain and flour at our Jinzhong production base in the center of Shanxi Province, with site coverage of approximately 199,000 square feet (approximately 18,000 square meters) and a constructed area of 119,000 square feet (approximately 11,000 square meters). These lines include various kinds of rice milling machines, filtering machines, elevators, color selection machines, exhaust fans, automatic packing machines and other equipment. The production capacity of grain is over 60,000 tons.

Another production base in Quwo, in the southern part of Shanxi Province, has site coverage of over 1,076,000 square feet (approximately 100,000 square meters) and a constructed area of 238,000 square feet (approximately 22,000 square meters). This base is equipped with three kinds of advanced production lines: (1) two production lines for bean-based products with an annual production capacity of 15,000 tons; (2) two production lines for other grain products with an annual production capacity of over 26,000 tons; and (3) two production lines for fruit vinegar and fruit juices with an annual production capacity of 4,000 tons. These production lines are comprised of advanced grain milling, degreasing, automatic drying, packaging, inspection and testing equipment. At present, less than one third of the land at this production base has been developed. We believe we can develop more production lines for future demand without acquiring land use rights for more land.

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

Research and development expenses were $98,393 for the year ended December 31, 2011 and immaterial for the year ended December 31 2012.

Operating Model

We have adopted the operating model of “Company + Farmers + Cultivation Base” supplemented by advanced production, strong warehousing capacity and exclusive logistics. We have access to over 109,000 acres of farmland in the center of Shanxi Province as our plantation base and we have established partnerships with over 60,000 farmers for the cultivation of high quality grains and corn. Based on our supply base, we have developed the “Deyu” operating chain of breading, cultivating, processing, warehousing and distributing our products. Our operating model is illustrated by the chart below:

Our Growth Strategy

We aspire to become a leading agriculture company in our industry, and we are working on key new strategies based on our core “Company + Farmers + Cultivation Base” concept, to achieve a sustainable growth. With the industrial and market resources we have accumulated and the presence we have established in the past few years, Deyu has a solid foundation to continue to develop on its vertical value chain. With a view towards consolidating and expanding upon its industrial and market positioning, Deyu will focus on the strategic aspects of industry and market development dynamics, and plans to integrate new resources and approaches to capture its market potential. We believe a strategically focused vision will help guide the Company’s growth with needed competitiveness in a vast and fast changing market place such as China.

In 2012, we strategically adjusted our business operations and development approaches towards sustainable growth. We did this by reducing our reliance on banking loans to supplement our working capital for fast growth, and instead increased our efforts to develop strategic alliances with our sales and farming resources to secure long term bases, improve cash flow, achieve a more solid capital structure and to reduce our exposure to commodity market risks. We have focused on developing our main businesses by: (a) aligning Deyu with more well-established and branded livestock feed manufacturers to maintain our leading position in the market; (b) expanding our businesses into other high-producing areas in China, such as Jinlin Province; (c) optimizing grain distribution channels; (d) exploring commercial sales to institutional clients; (e) developing new product portfolios to target a wider scope of customers; and (f) expanding export channels outside of China.

We also believe that the development and delivery of high quality agricultural services is the key to Deyu's strategic farming resources. One of our latest initiatives is digital agriculture service platform development. We believe our digital platform will not only provide our current clients and farmers with enhanced services, but, more importantly, also facilitate the extension of Deyu's value-added services to other potential clients and farms in different regions. Through the digital platform, we can achieve more efficient resource integration and sharing, structural optimization and strategic focus, all of which we believe are crucial to sustainable growth. In addition, the platform can serve as Deyu's key branding platform in the industry and marketplace. We believe we can compete more effectively by utilizing the platform to turn some key barriers imposed by the conventional approaches into strategic advantages.

Government Regulation

Corn Purchase and Sale Business

We are engaged in the purchase and sale of raw corn products. The supervising authority for the purchase and sale of raw corn products is the State Administration of Grain in China. Pursuant to Regulation 6 of the Food Distribution Management Regulations announced by the State Council of the PRC, the State Council Development and Reform Department and the National Food Administration Departments (the commissions of the National Food Authority) are responsible for the mid and long-term planning of China’s overall balance of food, regulation, restructuring of important food species and food distribution. The National Food Administration Department is responsible for food distribution, guidance to the industry, oversight of the food distribution laws, regulations, policies and implementation of rules and regulations. Pursuant to Regulation 9, food operators must obtain permits and register pursuant to relevant registration regulations. We have obtained the necessary Food Products Purchase Permit and operate in compliance with the relevant standards of food quality, storage, logistics and facilities.

Grain Production and Sales Business

Our production, purchases and sales of grain food products are subject to the following rules and regulations in China:

•	“The Food Safety Law of the People’s Republic of China” (the “Food Safety Law”)
•	“Regulations on the Implementation of the Food Safety Law of the People’s Republic of China” (the “Regulations”)
•	“Law of the People’s Republic of China on Quality and Safety of Agricultural Products” and the “Food Distribution Management Ordinance”

We are engaged in exporting grain food products in oversea markets and therefore our production, purchase and sales of grain food products are also subject to the following rules or regulations as they pertain to the food products exporting business:

•	“Administrative Provisions on the Filing of Export Food Manufacturers”
•	“Hygiene Requirements for Export Food Manufacturers”
•	“List of Products Requiring HACCP Audit for Filing of Export Food Manufacturers”
•	“List of Products Requiring HACCP Audit for Filing of Export Food Manufacturers”

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

Intellectual Property

With the exception of our registered trademarks “Deyu”, “Shitie”, “Huichun”, “LongQuan Villa” and “Fushite”, we do not own any patents, trademarks, licenses or franchises on our products or processes. We produce processed foods and therefore patents, trademarks and licenses are not necessary for our business operations.  We also own the rights to the domain name www.deyuagri.com, which is currently in good standing.

Employees

We currently have approximately 490 full time employees and varying numbers of part-time employees working on a seasonal basis.

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

According to government regulations of the PRC, the PRC Government owns all land.  We own the following land use rights for farmland and/or industrial lands: (1) land use rights of farmland in Jinzhong Shanxi consisting of 17,000 acres (approximately 70,000,000 square meters) for the remaining average of 37 years; (2) land use right of the industrial land in Quwo, Shanxi consisting of 1,076,000 square feet (approximately 100,000 square meters) for the remaining 44 years (3) land use right of the industrial land in Yuci District of Jinzhong, Shanxi consisting of 504,000 square feet (approximately 47,000 square meters) for the remaining 48 years; (4) land use right of the industrial land in Shanzhuangtou, Jinzhong Deyu of 125,000 square feet (approximately 12,000 square meters) for the remaining 25 years; (5) land use right of the industrial land in Shanzhuangtou, Jinzhong Deyu of 73,000 square feet (approximately 6,800 square meters) for the remaining 49 years.

ITEM 3.  Legal Proceedings

On February 12, 2012, the Company’s former Chief Financial Officer alleged that the Company may have violated certain state and federal laws and regulations and upon receipt of such allegations, the Company's Audit Committee retained counsel to conduct an inquiry into such allegations. On March 27, 2012, the Company received a letter asserting a claim of wrongful termination in violation of public policy wherein the former Chief Financial Officer claims that he was terminated in retaliation for reporting and/or refusing to participate in such alleged violations. He also claims breach of employment contract and seeks payment of $250,000 plus the issuance of 60,000 shares of common stock in settlement for the claimed damages therein. On July 23, 2012, the Company was provided a copy of a complaint filed in the Superior Court of California, County of Orange, repeating the same allegations contained in the March 27, 2012 letter and also asserting claims for intentional and negligent infliction of emotional distress and failure to pay wages due at the time of termination. The Company subsequently filed demurrers to the Complaint that resulted in the plaintiff filing a First Amended Complaint on September 28, 2012 and a Second Amended Complaint on January 7, 2013, alleging essentially the same claims. The Company's answer to the Second Amended Complaint is due to be filed on March 25, 2013 following the most recent demurrer hearing that was held on March 14, 2013. The Court also held a Case Management Conference on March 14 and set a jury trial in this matter for December 9, 2013 and a Mandatory Settlement Conference for October 18, 2013.

The Company believes that such allegations and claims are without merit and intends to vigorously defend such allegations and claims. The Company will conduct formal discovery, including the taking of plaintiff's deposition, and the Company intends to file a motion for summary judgment to be heard prior to the October Mandatory Settlement Conference date.

The Company is not currently able to predict the probability of a favorable or unfavorable outcome, or the amount of any possible loss in the event of an unfavorable outcome. Consequently, no material provision or liability has been recorded for such allegations and claims as of December 31, 2012.

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

Market Information

Our common stock is quoted on the OTCBB and the OTC Markets (OTCQB) under the symbol “DEYU”.  There can be no assurance that a liquid market for our securities will ever develop.  Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions.  Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The following table summarizes the high and low closing bid prices per share of the common stock for the periods indicated as reported provided by the OTC Markets Group, Inc. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.

Closing Bid Prices

	High ($)	Low ($)

Fiscal Year Ended December 31, 2011

1st Quarter (January 3 – March 31):	4.08	2.75

2rd Quarter (April 1 – June 30):	3.01	1.50

3nd Quarter (July 1 – September 30):	2.20	1.01

4th Quarter (October 3 – December 30):	2.10	1.01

Fiscal Year Ended December 31, 2012

1st Quarter (January 3 - March 30):	1.75	1.25

2rd Quarter (April 2 - June 29):	1.61	1.23

3nd Quarter (July 2 - September 28):	1.40	0.80

4th Quarter (October 1 - December 31):	1.17	0.52

The following table presents certain information with respect to our equity compensation plan as of December 31, 2012:

Number of
securities remaining
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-

Equity compensation plans not approved by security holders(1)	1,124,000	3.30	-

Total	1,124,000	$3.30	-

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

On March 8, 2012, the Company’s Board of Directors increased the number of shares allocated to and authorized for use under the Plan from 1,000,000 shares to the maximum number of shares allowable pursuant to the terms of the Plan (1,245,586) and granted 420,000 options under the Plan to independent directors, officers and key employees of the Company, of which included some new options and those re-granted after such options were forfeited by other former employees as a result of their resignations from the Company in accordance with the terms of their option agreements. All of the granted options vest as follows:

50% of the options granted will vest six (6) months after the date of the grant; and

50% of the options granted will vest twelve (12) months after the date of the grant.

On November 23, 2012, our Board of Directors allocated to and authorized to re-grant 150,000 options to a director of the Company after such options were forfeited by other former employees as a result of their resignations from the Company in accordance with the terms of their option agreements. All of the granted options vest as follows:

33 1/3% of the option grants be vested one (1) month after the date of grant;
33 1/3% of the option grants be vested twelve (12) months after the date of grant; and
33 1/3% of the option grants be vested twenty-four (24) months after the date of grant.

On November 5, 2011, we filed a Registration Statement with the SEC on Form S-8 covering up to 1,000,000 shares underlying options which may be granted under the Plan. As of March 25, 2013, none of the options granted pursuant to the Plan have been exercised.

Performance Graph

We are a “smaller reporting company” and as such, are not required to provide this information.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company sold the following securities during the period covered by this Report which were not registered under the Act and not previously reported on a quarterly report on Form 10-Q or a current report on Form 8-K:

On November 23, 2012, our Board of Directors allocated to and authorized to re-grant 150,000 options to a director for his services to be performed to the Company after such options were forfeited by other former employees as a result of their resignations from the Company in accordance with the terms of their option agreements. All of the granted options vest as follows:

33 1/3% of the option grants be vested one (1) month after the date of grant;
33 1/3% of the option grants be vested twelve (12) months after the date of grant; and
33 1/3% of the option grants be vested twenty-four (24) months after the date of grant.

Holders of Common Equity

On March 25, 2013, we had 10,618,266 shares of common stock issued and outstanding to 28 holders of record, and the closing price of our common stock as quoted on the OTCQB was $0.55 per share.  The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

On July 26, 2012, we distributed 55,995 shares of Series A convertible preferred shares and $40,315.22 as a cumulative Series A convertible preferred share dividend of $ 220,052 in aggregate, to such holders of Series A convertible preferred stock on a pro rata basis and on January 29, 2013, we distributed 70,124 shares of Series A convertible preferred shares as a cumulative Series A convertible preferred share dividend of $224,397 in aggregate, to such holders of Series A convertible preferred stock on a pro rata basis.

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

Summary of our Business

We are a vertically integrated producer, processor, marketer and distributor of organic and other agricultural products made from corn and grains operating in Shanxi Province in the People's Republic of China. We has access of 20 years to over 109,000 acres of farmland in Shanxi Province for breeding, cultivating, processing, warehousing, and distributing corn and grain products. We have a nationwide sales network covering manufacturers, grain traders, wholesalers, distributors, institutional clients and retail stores. Our facilities include modern warehouses with storage capacity of over 100,000 tons and sophisticated production lines with annual production capacity of over 105,000 tons and 700,000 tons for grain products and corn, respectively.

A brief description of our products is set forth below, by division:

•	Corn Division –acquires unprocessed corn for value-added processing such as cleaning, drying packaging, etc. the main consumers for this division range from livestock feed companies to corn oil/corn starch manufacturing companies as well as governmental procurement agencies in China.

•	Grain Division –acquires unprocessed grains including millet, green bean, soy bean, black rice and many other varieties of grains traditionally grown and consumed in China for value-added processing such as peeling, cleaning, grinding, packaging, etc. The Grain Division also produces and distributes deep processed grain products, such as bean based products, fruit vinegars and juices, noodles and other grain products. We sell our processed grain products to wholesalers, distributors, institutional clients and directly to consumers in retail stores.

•	Bulk Trading Division –conducts bulk trading through procuring and wholesales of rice, flour, wheat, kidney beans, green beans and other agricultural products. The majority customers of this division include food manufacturers, grain trading companies, wholesalers and governmental procurement agencies in China.

We have adopted the operation mode of “Company + Farmers + Cultivation Base”. We have the cultivation base of 109,000 acres in Jinzhong in Shanxi Province for the supply of corn and grain by obtaining the land use rights of 17, 000 acres of farmland with average remaining use life of 37 years and signing agricultural co-operative agreements with the governments of the counties and villages for the development of 92,000 acres for 19 years. We have established long term strategic partnerships with over 60,000 farmers to grow crops on the farmland. We provide extensive agricultural services to the farmers to plan and harvest crops. The services include technical know-hows and logistic supports, such as cultivation method, seeding, logistics, etc.

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

We operate six self-owned warehouses, one rental warehouse and some temporary warehouses with total storage capacity of over 100,000 tons of food products and an annual turnover of 700,000 tons. This capacity helps us to reach economies of scale with low cost of processing and storage. Our production bases are located in Jinzhong and Quwo in Shanxi Province with convenient transportation. We have exclusive lease agreements with three railway lines for freight transportation in Jinzhong, which ensure speedy delivery of our products at a low cost.

We have cultivated a national network for corn and bulk trading with customers including various livestock feed companies, food manufacturers, corn oil/corn starch manufacturing companies, grain trading companies, wholesalers and governmental procurement agencies. Meanwhile, we sell our processed grain products to wholesalers, distributors, institutional clients and directly to consumers in retail stores. We also developed export channel to Germany, Japan and other countries.

Operating revenue from continuing operations for the year ended December 31, 2012 was $254,046,098, representing a 2.9 % decrease from $261,576,666 for the year ended December 31, 2011. Our net income available to common stockholders for the year ended December 31, 2012 was $16,008,670, representing a 7.7% decrease from $17,335,442 for the year ended December 31, 2011.

Recent Developments

In February 2012, we acquired the Taizihu Group, which has a well-established grain product line of over 100 types of organic and non-organic bean-based products, and other grain products under well recognized brand names “Huichun” and “Taizihu”. By leveraging the Taizihu Group's product lines and production capacity, we believe we can capture a more substantial share of grain market.

In June 2012, we formed a supply relationship with WFG in which we shall provide raw corn to four feed mills that WFG operates in Southwestern China on a non-exclusive basis. Founded in 1983, WFG is a large-scale modern multi-industry and trans-regional livestock enterprise that is engaged mainly in the feed, poultry and pig industries. WFG's business operations also involve bio-pharmaceutical and food processing in 20 Provinces with over 110 integrated companies. In 2010, WFG achieved sales revenue of $3.5 billion (RMB 21.94 billion) and its feed production amounted to 5.14 million tons. By working closely with WFG to meet its demands, we believe we can foster further progress in our corn division.

In August 2012, we reached an agreement with Suning to supply Suning with refined packaged grain goods valued at RMB115.9 million, or $18.4 million. Suning is one of the largest electrical and electronic appliance retailers in China, with 1,700 chain stores of annual sales of $15 billion (RMB 93.9 billion) in 2011. With the fast growing demand in commercial sales market for health foods, particularly refined packaged products, we intend to continue developing more strategic institutional clients to explore more market shares in the commercial sales segment.

In October 2012, we formed a 99% owned subsidiary, Jinglong, with registered capital of approximately $3.2 million, which is primarily engaged in the procurement, storage and sales of corn and grain in Jilin Province, one of the three Provinces of Northeast China. The Provinces of Northeast China are some of the nation's top crop producing areas. According to the China's National Bureau of Statistics, in 2011, crop production from these regions collectively reached approximately 107.8 billion kilograms, which was approximately 18.9% of China's total crop production. Setting up Jinglong is a major step for us in further expanding our agriculture production business in nationwide.

Also in October 2012, the China National Cereals and Oils Committee selected the Company's wholly-owned subsidiary, Detian Yu as one of China's Top 100 Grain and Oil Enterprises. The winning enterprises were selected based on financials, environmental and social responsibilities, quality and safety standards, business management and operations, research and innovation, and other industrial factors. We appreciate the recognition of the China National Cereals and Oils Committee, and we will strive to uphold our accolade by doing our part as a premier agriculture company in China to continue providing corn and grain products to customers across the nation.

In December 2012, we received $209,231 (RMB 1.3 million) of Jinzhong city government subsidies, which will be used to support Deyu's business operations as well as the construction of its grains processing projects. In 2012, the Shanxi Provincial Development and Reform Commission in China approved the inclusion of the Coarse Grain Processing Development of Jinzhong Deyu in the list of its local agricultural products industrial support and agro-processing investment plan. The Coarse Grains Processing Development strives to generate social and economic benefits in Shanxi Province in accordance with the policy of the Shanxi Provincial Government in strengthening the "Three Rural Works," which are works related to agriculture, rural areas and farmers.

Plan of Operation

We aspire to become a leading agriculture company in our industry, and we are working on key new strategies based on our core “Company + Farmers + Cultivation Base” concept, to achieve a sustainable growth. With the industrial and market resources we have accumulated and the presence we have established in the past few years, Deyu has a solid foundation to continue to develop on its vertical value chain. With a view towards consolidating and expanding upon its industrial and market positioning, Deyu will focus on the strategic aspects of industry and market development dynamics, and plans to integrate new resources and approaches to capture its market potential. We believe a strategically focused vision will help guide the Company’s growth with needed competitiveness in a vast and fast changing market place such as China.

In 2012, we strategically adjusted our business operations and development approaches towards sustainable growth. We did this by reducing our reliance on banking loans to supplement our working capital for fast growth, and instead increased our efforts to develop strategic alliances with our sales and farming resources to secure long term bases, improve cash flow, achieve a more solid capital structure and to reduce our exposure to commodity market risks. We have focused on developing our main businesses by: (a) aligning Deyu with more well-established and branded livestock feed manufacturers to maintain our leading position in the market; (b) expanding our businesses into other high-producing areas in China, such as Jinlin Province; (c) optimizing grain distribution channels; (d) exploring commercial sales to institutional clients; (e) developing new product portfolios to target a wider scope of customers; and (f) expanding export channels outside of China.

We also believe that the development and delivery of high quality agricultural services is the key to Deyu's strategic farming resources. One of our latest initiatives is digital agriculture service platform development. We believe our digital platform will not only provide our current clients and farmers with enhanced services, but, more importantly, also facilitate the extension of Deyu's value-added services to other potential clients and farms in different regions. Through the digital platform, we can achieve more efficient resource integration and sharing, structural optimization and strategic focus, all of which we believe are crucial to sustainable growth. In addition, the platform can serve as Deyu's key branding platform in the industry and marketplace. We believe we can compete more effectively by utilizing the platform to turn some key barriers imposed by the conventional approaches into strategic advantages.

Results of Operations for the Year Ended December 31, 2012 as Compared to the Year Ended December 31, 2011

	For The Year Ended
	December 31,
	2012	2011	Change	%

Net revenue	$254,046,098	$261,576,666	$(7,530,568)	-2.9%
Cost of goods sold	(209,325,445)	(218,480,009)	9,154,564	-4.2%
Gross Profit	44,720,653	43,096,657	1,623,996	3.8%

Selling expenses	(16,153,096)	(13,231,094)	(2,922,002)	22.1%
General and administrative expenses	(9,619,036)	(8,222,182)	(1,396,854)	17.0%
Total Operating Expense	(25,772,132)	(21,453,276)	(4,318,856)	20.1%
Operating income	18,948,521	21,643,381	(2,694,860)	-12.5%

Interest income	37,846	42,159	(4,313)	-10.2%
Interest expense	(1,477,304)	(805,601)	(671,703)	83.4%
Non-operating income	665,270	(180,294)	845,564	-469.0%
Total Other Expense	(774,188)	(943,736)	169,548	-18.0%

Income from continuing operations before income taxes	18,174,333	20,699,645	(2,525,312)	-12.2%
Income taxes	(1,765,514)	(184,384)	(1,581,130)	857.5%
Income from continuing operations	16,408,819	20,515,261	(4,106,442)	-20.0%
Loss from discontinued operations, net of income taxes	-	(3,891,830)	3,891,830	-100.0%

Net income	16,408,819	16,623,431	(214,612)	-1.3%
Net loss attributable to noncontrolling interests	46,599	1,139,928	(1,093,329)	-95.9%
Net income attributable to Deyu Agriculture Corp.	16,455,418	17,763,359	(1,307,941)	-7.4%
Preferred stock dividends	(446,748)	(427,917)	(18,831)	4.4%
Net income available to common stockholders	$16,008,670	$17,335,442	$(1,326,772)	-7.7%

Net Revenue

Our net revenue for the year ended December 31, 2012 was $254.0 million compared with $261.6 million for the year ended December 31, 2011, a decrease of $7.5 million, or 2.9%. This was the combined result of a decrease of $26.7 million in corn sales and a decrease of $14.2 million in bulk trading sales, offset by an increase of $32.8 million in grain sales. Sales derived from our Corn Division, Grain Division and Bulk Trading Division for the year ended December 31, 2012 were $151.0 million, $73.8 million and $29.2 million, respectively, accounting for 59.5%, 29.0% and 11.5% of total net revenue, respectively.

The following table breaks down the distribution of our sales volume and amount by division and as a percentage of gross sales:

	For The Year Ended December 31,
	2012			2011
	Volume (ton)	Net Revenue	% of total sales	Volume (ton)	Net Revenue	% of total sales	Changes	%
Corn Division	410,199	$151,047,762	59.5%	531,165	$177,723,149	67.9%	$(26,675,387)	-15.0%
Grain Division	50,307	73,811,014	29.0%	31,878	40,507,527	15.5%	33,303,487	82.2%
Bulk Trading Division	64,113	29,187,322	11.5%	76,125	43,345,990	16.6%	(14,158,668)	-32.7%
Total	524,619	$254,046,098	100.0%	639,168	$261,576,666	100.0%	$(7,530,568)	-2.9%

Net revenue from our Corn Division for the year ended December 31, 2012 was approximately $151.0 million, a decrease of $26.7 million, or approximately 15.0%, as compared to $177.7 million for the year ended December 31, 2011. This decrease was the combined result of a decrease of 22.8% in sales volume due to the decrease in working capital supported by bank loans and bank notes, and partially offset by a 10.1% increase in the average sales price due to the price increasing trend of corn in China. Being an agriculture company, our business especially the corn business is capital intensive. For example, we need to grant credit to customers for 2 to 3 months while we are required to make immediate cash payments to farmers and their agents for purchasing inventory before our accounts receivable can be collected from customers. For the year ended December 31, 2011, we obtained an average monthly balance of bank loans of $22.6 million, which supported the demand of working capital for a significant growth of corn sales revenue. But for the year ended December 31, 2012, we reduced the bank loans to an average monthly balance of $9.0 million (excluding the bank loans increased by the newly-acquired Taizihu Group) after the repayment of the bank loans and bank notes, which caused the decrease in sales revenue by the reduction of working capital.

Net revenue from our Grain Division for the year ended December 31, 2012 was $73.8 million, an increase of $33.3 million, or 82.2%, as compared to $40.5 million for the year ended December 31, 2011. The increase is a combined result of an increase of $23.3 million of sales revenue added by the Taizihu Group and an increase of $10.0 million or 24.7% of sales revenue from the sustaining grain business. In our sustaining grain business, we saw an increase of $18.2 million in sales revenue derived from newly retained institutional clients in 2012 while we also saw a decrease of $8.2 million in sales revenue in retail sales in supermarkets and conventional stores, which was mainly attributable to the strategies of reduction in the sales of unprofitable products in some stores caused by increasing distribution expenses.

Net revenue from our Bulk Trading Division for the year ended December 31, 2012 was $29.2 million, a decrease of $14.2 million, or 32.7% as compared to $43.3 million for the year ended December 31, 2011. This decrease was mainly attributable to the decrease of working capital supported by bank loans and bank notes.

Cost of Goods Sold

Cost of goods sold mainly consisted of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and packaging costs. Our cost of goods sold decreased by $9.2 million or 4.2% from $218.5 million for the year ended December 31, 2011 to $209.3 million for the year ended December 31, 2012. This decrease was primarily attributable to the decrease in sales revenue.

Gross Profit

The following table breaks down the gross profit and gross margin by division:

	For The Year Ended December 31,
	2012			2011
	Gross Profit	% of total Gross Profit	Margin	Gross Profit	% of total Gross Profit	Margin
Corn Division	$23,244,126	52.0%	15.4%	$29,388,328	68.2%	16.5%
Grain Division	19,714,466	44.1%	26.7%	10,095,678	23.4%	24.9%
Bulk Trading Division	1,762,061	3.9%	6.0%	3,612,651	8.4%	8.3%
Total	44,720,653	100.0%	17.6%	$43,096,657	100.0%	16.5%

 Our gross profit increased by $1.6 million, or 3.8%, from $43.1 million for the year ended December 31, 2011 to $44.7 million for the year ended December 31, 2012. The increase was a combined result of a decrease of $6.1 million in the Corn Division, an increase of $9.6 million in the Grain Division and a decrease of $1.9 million in the Bulk Trading Division. Our gross margin increased from 16.5% for the year ended December 31, 2011 to 17.6% for the year ended December 31, 2012. The increase in gross margin was mainly the combined result of a decrease of 115 basis points, an increase of 179 basis points and a decrease of 230 basis points in gross margin in our Corn Division, Grain Division and Bulk Trading Division, respectively.

Gross profit in the Corn Division was $23.2 million, contributing to 52.0% of total gross profit for the year ended December 31, 2012. Gross margin for our Corn Division was 15.4% for the year ended December 31, 2012, down by 115 basis points from 16.5% for the year ended December 31, 2011. The decrease in gross margin was mainly attributable to the continuous increase in the purchase price of raw corn and supplemental procurement from suppliers. The purchase price of raw corn increased by approximately 17.2% for the year ended December 31, 2012 compared to the year ended December 31, 2011, however the selling price did not increase consistently.

Gross profit in the Grain Division was $19.7 million, contributing to 44.1% of total gross profit for the year ended December 31, 2012. Gross margin for the Grain Division was 26.7% for the year ended December 31, 2012, which increased by 179 basis points from 24.9% for the year ended December 31, 2011. The increase in gross margin was the combined result of the increase of gross margin of retail sales by reducing the sales of unprofitable products in some stores and the decrease of gross margin derived from the addition of new product portfolios containing mixed gross margins that targeted a wider scope of customers.

Gross profit in the Bulk Trading Division was $1.8 million, contributing to 3.9% of total gross profit for the year ended December 31, 2012. Gross margin for the Bulk Trading Division was 6.0% for the year ended December 31, 2012, which was relatively lower compared to our other Divisions and which was mainly due to its business nature of high turnover rate and relatively lower cost maintenance. Gross margin decreased by 230 basis points for the year ended December 31, 2012 from 8.3% for the year ended December 31, 2011. The decrease was mainly attributable to the increase of percentage of sales for certain types of grains (for example, wheat).

Selling Expenses

Selling expenses increased by $2.9 million, or 22.1% to $16.2 million for the year ended December 31, 2012 as compared to $13.2 million for the year ended December 31, 2011. This increase was primarily a combined result of the increase of freight charges caused by the rising costs of railway freight, advertisement expenses spent on brand promotion and distribution expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million to $9.6 million in for the year ended December 31, 2012, or 17.0%, compared to $8.2 million for the year ended December 31, 2011. This increase was mainly attributable to increased expenses added by the Taizihu Group, increased depreciation and amortization caused by newly-acquired buildings that commenced depreciation in January 2012, as well as other expenses caused by inflation.

Interest Expense

Interest expense for the year ended December 31, 2012 was $1.5 million compared to $0.8 million for the year ended December 31, 2011, an increase of $0.7 million, or 83.4%. This increase was mainly due to the increase in interest rate and balance of interest-bearing bank loans. Decrease in the average loan balance from $22.6 million for the year ended December 31, 2011 to $9.0 million for the year ended December 31, 2012 (excluding the bank loans increased as a result of consolidating the newly acquired Taizihu Group) was primarily due to a decrease in non-interest-bearing bank acceptance notes, which had no effect on interest expense.

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

Income tax expenses were $1.8 million for the year ended December 31, 2012, which consisted of $0.9 million of current income tax expenses derived from the Taizihu Group and $0.9 million of deferred income tax expenses primarily derived from Detian Yu and the Taizihu Group for additional valuation allowance for deferred tax assets generated in previous years due to uncertainty of realization of net operating losses carryover. Income before income taxes incurred at Jinzhong Deyu, Jinzhong Yongcheng and Jinzhong Yuliang are subject to the EIT exemption. Income tax expenses for this year were mainly attributable to the Taizihu Group, which was subject to the 25% EIT rate. We recorded income tax expenses of $0.2 million for the year ended December 31, 2011 mainly for additional valuation allowance for deferred tax assets generated in previous years due to uncertainty of realization of net operating losses carryover.

Loss from Discontinued Operations, Net of Income Taxes

 Income from discontinued operations, net of income taxes for the year ended December 31, 2011 was $3.9 million, derived from the VIE Group over which our control was terminated on December 20, 2011. The VIE Group was no longer within the consolidation scope after the control termination.

Net Income

As a result of the above, we had net income available to common stockholders of $16.0 million for the year ended December 31, 2012 compared to a net income of $17.3 million for the year ended December 31, 2011, a decrease of $1.3 million, or 7.7%.

Liquidity and Capital Resources

The following summarizes the key components of our cash flows for the year ended December 31, 2011 and 2012:

	For the Years Ended December 31,
	2012	2011

Net cash provided by (used in) operating activities of continuing operations	$12,554,795	$(7,774,378)
Net cash used in investing activities of continuing operations	(6,542,938)	(4,032,327)
Net cash (used in) provided by financing activities of continuing operations	(9,884,790)	14,542,773
Effect of exchange rate change on cash and cash equivalents of continuing operations	68,509	339,777
Net (decrease) increase in cash and cash equivalents of continuing operations	$(3,804,424)	$3,075,845

For the year ended December 31, 2012, net cash provided by operating activities of continuing operations totaled approximately $12.6 million, while net cash used in operating activities of continuing operations was $7.8 million for the year ended December 31, 2011. The net cash flow from operating activities shifted from outflow to inflow, and was primarily attributable to the reduction of cash used to expand our business. Being an agriculture company, it is necessary for us to pay out a large amount of cash along with rapid sales growth. This is due to the fact that we need to grant credit for about 2 to 3 months to customers and at the same time we are required to make immediate cash payments to farmers and their agents for purchasing inventory before our accounts receivable can be collected from customers. In contrast, we believe we can collect cash while our business grows stably. We used $3.6 million of cash in accumulating current assets for the year ended December 31, 2012, while we experienced rapid growth and used $33.6 million of cash in increasing net current assets for business expansion during the year ended December 31, 2011.

For the year ended December 31, 2012, net cash used in investing activities of continuing operations was approximately $6.5 million, an increase of approximately $2.5 million from approximately $4.0 million for the year ended December 31, 2011. We paid $5.5 million for the acquisition of the Taizihu Group and $0.9 million for the construction of factories and purchasing of equipment for the year ended December 31, 2012, while we spent $3.9 million for the construction of factories and purchasing of equipment for the year ended December 31, 2011.

For the year ended December 31, 2012, net cash used in financing activities of continuing operations was approximately $9.9 million, while net cash provided by financing activities of continuing operations for the year ended December 31, 2011 was $14.5 million. We repaid an aggregate of $14.2 million of bank loans and bank acceptance notes, and received $3.3 million of net proceeds from short-term loans from related parties for the year ended December 31, 2012, while we received net proceeds of $14.5 million in loans from banks and related parties for the year ended December 31, 2011.

We believe that our current levels of cash, cash flows from operations, and bank, related party and unrelated party borrowings will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we may need additional cash in the future if we experience a change in business conditions or other material developments. We may also need additional cash resources in the future if we find and wish to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If we ever determine that our cash requirements exceed our amounts of cash and cash equivalents on hand, we may seek to issue debt or equity securities or obtain a credit facility. Any future issuance of equity securities will cause dilution to our shareholders. Any incurrence of indebtedness would increase our debt service obligations and may cause us to be subject to restrictive operating and financial covenants. It is possible that, when we need additional cash resources, financing will only be available to us in amounts or on terms that would not be acceptable to us, if at all.

Contractual Obligations

The following table presents the Company’s material contractual obligations as of December 31, 2012:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Bank Loans	$8,323,623	$8,323,623	$-	$-	$-
Operating Lease Obligations	2,620,509	322,976	483,571	337,716	1,476,246
	$10,944,132	$8,646,599	$483,571	$337,716	$1,476,246

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

As a result of the financings in 2010 described hereinabove, we had, as of December 31, 2010, $125,560 in a trust account. The use of these funds required the written approval of our placement agent and us. The funds in the escrow account were designated for certain expenses, such as investor relations, accounting/consulting fees, SEC fees, and stock transfer agent fees. This amount was classified as restricted cash under current assets on our balance sheet as of December 31, 2010, while the restriction has been released in 2011.

As of December 31, 2012, the balance of restricted cash included: (a) $266,122 of cash was restricted as the pledge for $2,142,822 (RMB 13,350,000) and $264,843 (RMB 1,650,000) of bank loans obtained from China Merchants Bank, Dongzhimen Branch on November 30, 2011 and January 11, 2012, respectively, of which the loan of $2,142,822 (RMB 13,350,000) was paid off on November 29, 2012; (b) $481,533 of cash was restricted as a pledge for a bank loan of $1,284,089 (RMB 8,000,000) obtained from Dah Sing Bank (China) Co. Ltd. on July 18, 2012; (c) $16,051 of cash was restricted as a pledge for a bank loan of $14,446 (RMB 90,000) obtained from Bank of Communications Gongzhufen Subbranch; and (d) $51,642 of cash was restricted as pledges for bank loans of $802,555 (RMB 5,000,000) obtained from Agriculture Development Bank of China on November 3, 2011, which were paid off on December 7, 2012.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2012, the balance of accounts receivable greater than three months was not material. As of December 31, 2011, there were no customers with accounts receivable greater than three months past due.

Inventories

The Company's inventories are stated at lower of cost or market. Cost is determined on a moving-average basis. Costs of inventories include purchase and related costs incurred in delivering products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. As of December 31, 2012 and 2011, slow moving or obsolete inventory identified by management was not material.

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

Construction-in-progress

Construction-in-progress consists of amounts expended for a new factory park construction, and the cost of the portion of the land use right that the new factory park occupied. Construction-in-progress is not depreciated until such time as the assets are completed and put into service. Once factory park construction is completed, the cost accumulated in construction-in-progress is transferred to property, plant and equipment.

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

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded. The estimates are based on historical sales returns, analysis of credit memo data, and other factors known at the time. For the years ended December 31, 2012 and 2011, sales discounts from continuing operations were $819,544 and $70,987, respectively.

We offer a right of exchange on our grain products sold through our relationships with grocery store networks. The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased. In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes. For the years ended December 31, 2012 and 2011, returns of our products were not material.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs from continuing operations for the years ended December 31, 2012 and 2011 were $1,813,049 and $952,472, respectively.

Research and development

The Company expenses its research and development costs as incurred. Research and development expenses from continuing operations were immaterial for the year ended December 31 2012 and $98,393 for the year ended December 31, 2011.

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

In May 2011, FASB issued an amendment (ASU No. 2011-05) to Comprehensive Income (ASC Topic 220). The amendment require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The Company had adopted this guidance to our consolidated financial statements as of and for the year ended December 31, 2011.

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework similarly set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting as of December 31, 2012 was effective.

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

ITEM 9B. Other information

The following stock transactions occurred in 2012 (excluding the issuance of stock options by the Company to certain officers and directors under the Plan):

On February 28, 2012, May 14, 2012, September 6, 2012 and September 21, 2012, Expert Venture disposed of 148,485, 59,665, 51,333 and 111,004 shares of the Company's common stock, respectively, in connection with settlements with third parties in lieu of cash based on the fair market value of the shares on the date of such transfers. On September 21, 2012, Expert Venture transferred 500,000 shares for no consideration to Legend Team Investment Holdings Limited, the sole shareholder of which is Yam Sheung Kwok, who is also a shareholder of Expert Venture.

On October 3, 2012, Hong Wang, a Director of the Company, indirectly acquired 597,142 shares of the Company's common stock upon exercise of an option to purchase 120 shares of Expert Venture from Yam Sheung Kwok and on the same date, Mr. Wang indirectly acquired 1,442,853 shares of the Company's common stock upon exercise of an option to purchase 300 shares of Expert Venture from Yam Sheung Kwok which had been assigned to Mr. Wang by Wenjun Tian, the Company's former President.

On October 3, 2012, Jianming Hao, the Company's Chief Executive Officer and Chairman of the Board, indirectly acquired 485,761 shares of the Company's common stock upon exercise of an option to purchase 101 shares of Expert Venture from Yam Sheung Kwok.

On October 3, 2012, Yongqing Ren, the Company's Vice President for the Corn Division, indirectly acquired 961,903 shares of the Company's common stock upon exercise of an option to purchase 200 shares of Expert Venture from Yam Sheung Kwok.

On October 3, 2012, Junde Zhang, the Company's Vice President for the Grain Division, indirectly acquired 961,903 shares of the Company's common stock upon exercise of an option to purchase 200 shares of Expert Venture from Yam Sheung Kwok.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Provided below is a list of the names, ages and positions of all our directors and executive officers.

Name	Age	Position
Jianming Hao	38	Chairman of the Board of Directors and Chief Executive Officer
Greg Chen	52	President and Director
Amy He	34	Chief Financial Officer
Jianbin Zhou	44	Chief Operating Officer
Emma Wan	44	Corporate Secretary
Al Carmona	54	Independent Director and member of Audit Committee
Jan Poulsen	45	Independent Director and member of the Audit Committee
Timothy Stevens	61	Independent Director and Chairman of Audit Committee
Hong Wang	38	Director
Longjiang Yuan	49	Independent Director

Provided below is a list of the names, ages and positions of certain of our significant employees:

Name	Age	Position
Junde Zhang	41	Vice President for the Grain Division
Yongqing Ren	31	Vice President for the Corn Division
Yunlin Ding	40	Vice President

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

Biographies of Officers and Directors

Mr. Jianming Hao, Chief Executive Officer and Chairman of the Board of Directors

Mr. Hao is our CEO and Chairman. From April 30, 2012 through October 11, 2012, Mr. Hao served as President of the Company. Between December 2001 and May 2004, Mr. Hao served as the Finance Manager of China Merchants Dichain (Asia) Ltd., a Hong Kong listed company. Between May 2004 and November 2007, Mr. Hao served as a director and Vice President of Shenzhen Litong Investments Ltd.  Since November 2007, he has been a director of Jinzhong Deyu Agriculture Trading Co. Limited, which is now a subsidiary of Deyu Agriculture Corp.  Mr. Hao received a Master’s degree in Finance from Nankai University. He is also a certified public accountant in China.

Mr. Greg Chen, President and Director

Effective October 11, 2012, the Company’s Board appointed Mr. Chen to serve as a Director and as President of the Company. Mr. Chen has over fifteen (15) years of international business strategy, development and management experience in the investment, fine arts, media, technology and manufacturing sectors. Prior to joining the Company, Mr. Chen has served as Chief Executive Officer of the P-Media Group, a company providing commercial promotion and marketing strategies and related services in China, since August 2009. From May 2007 to July 2009, Mr. Chen served as Director of China Operations for Capital Market Services Inc, a New York based financial firm, to oversee its China strategy development and operations. Prior to May 2007, Mr. Chen served as Managing Director of Titian International Inc, an intentional business development services firm. Mr. Chen was instrumental in the first major global Chinese contemporary art exhibition by Sotheby's in 2006, a ground-breaking event in the international contemporary art landscape. Educated in US and China, Mr. Chen is fluent in Mandarin, has a Masters of Science degree in EE/Control-Theory.

Ms. Amy He, Chief Financial Officer

Effective May 23, 2012, the Company appointed Ms. He to serve as the Company’s Chief Financial Officer.  Ms. He, who is resident in the Company’s headquarters in Beijing, has served as the Company’s Acting Chief Financial Officer since February 3, 2012 and prior to that as Financial Controller since October 2011. Prior to that, Ms. He served as an audit manager for Deloitte Touche Tohmatsu CPA Ltd. in China from July 2005 through September, 2011, where she served multinational corporations and Chinese corporate clients, including private companies and public listed companies in the United States. Ms. He earned a Master’s Degree in Management from the Chinese Academy of Sciences and a Bachelor’s Degree in Accounting from Tsinghua University in China. Ms. He is also a Certified Public Accountant of China and Certified General Accountant of Canada.

Mr. Jianbin Zhou, Chief Operating Officer

Mr. Zhou is the Chief Operating Officer of the Company. Between January 2005 and December 2006, Mr. Zhou served as the General Manager of Beijing Kangqiaoshidai Education Development Co., Ltd. Between January 2007 and October 2008, he was the General Manager of Antai Global (Beijing) Risk Management Co., Ltd. Mr. Zhou also served as the Vice President of Dongsheng International (Beijing) Investment Co., Ltd. between October 2008 and August 2009. Mr. Zhou has been a director of Detian Yu since August 2009. Mr. Zhou is the holder of an undergraduate degree.

Ms. Emma Wan, Corporate Secretary

Effective June 30, 2012, the Company appointed Ms. Wan to serve as the Company’s Corporate Secretary. Since July 2011, Ms. Wan has served as Corporate Controller for the Company. From July 2009 through December 2010, Ms. Wan served as Associate Director of KTO Corporate Finance Co. Ltd., a Hong Kong company. From August 2004 through June 2009, Ms. Wan served as M&A Transaction Service Manager of Deloitte & Touche Financial Advisory Services Limited, Guangzhou Branch in China. From August 2003 through September 2004 Ms. Wan served as audit senior associate of Deloitte Touche Tohmatsu CPA Ltd., Shenzhen Branch in China. Ms. Wan is a fellow of the Association of Chartered Certified Accountants and a member of The Chinese Institution of Certified Public Accountants.

Mr. Al Carmona, Independent Director and Member of Audit Committee

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

Mr. Jan Poulsen, Independent Director and Member of the Audit Committee

Effective October 11, 2012, the Company appointed Mr. Poulsen to serve as an independent director of the Company. Mr. Poulsen has over twenty (20) years of management experience working for international organizations within the food & beverage industry and from the auditing firm PricewaterhouseCoopers. Mr. Poulsen has extensive experience in a wide variety of areas including financial management, strategy and business development, M&A activities, turnaround expertise as well as technology implementations. Since August 2011, Mr. Poulsen has served as an M&A advisor for H.T. Capital, an investment bank in New York. From 2001 to August 2011, Mr. Poulsen had various management positions at Arla Foods, a global company within the dairy industry. Mr. Poulsen served as the Chief Financial Officer for Arla Foods Inc. in the USA from September 2009 to August 2011, as the Finance Manager and Business Development Manager from 2006 until August 2009, and as Project Manager for Group Finance from 2001 to 2006. Mr. Poulsen has a Masters of Science in Business Administration and an Auditing degree from Aarhus School of Business in Aarhus, Denmark, extensive leadership education from Columbia University and IMD in Switzerland.

Mr. Timothy C. Stevens, Independent Director and Chairman of Audit Committee

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

Mr. Hong Wang, Director

Mr. Wang was appointed to serve as a director of the Company effective April 30, 2012. Mr. Wang has served as Vice President of Detian Yu since October 2009. Prior to that, Mr. Wang served as General Manager of Shanxi Dongsheng Guarantee Company Limited from February 2009 through October 2009. Prior to that, Mr. Wang worked for the Labaor Bureau of Jinzhong in Shanxi Province from July 1996 through January 2009. Mr. Wang received his bachelor's degree from the Chinese Agriculture University in 1996.

Mr. Longjiang Yuan, Independent Director

Mr. Yuan is an independent director of the Company and former member of the Company’s Audit Committee. He is an acknowledged expert in agricultural technology and has been serving as the vice director of the Science and Technology Bureau of the Chinese Academy of Agricultural Sciences, the largest and highest agriculture institute in China (“CAAS”). Prior to joining the Company, Mr. Yuan spent 17 years in the Institute of Crop Science of the CAAS, where he was also the senior director of the R&D team for paddy rice genetic breeding technologies as well as a scientist in the science commission. He is the director of the Crop Science Society of China and an expert for the National Crop Variety Approval Committee. From 2002 to 2004, Mr. Yuan was an independent director of the board of Shanxi Tunyu Seed Industry Co., Ltd.  Over the years, Mr. Yuan has participated in and led 13 national R&D programs and has developed 17 new crop breeds. He has published more than 20 academic thesis and 5 books on agricultural sciences. Mr. Yuan was also granted 2 scientific and technological progress awards by the Ministry of Agriculture of China.  Mr. Longjiang Yuan holds a master’s degree in Plant Genetic Breeding from the Graduate School of the Chinese Academy of Agricultural Sciences and a bachelor’s degree in Agriculture from Wan Nan Agriculture University.

Mr. Junde Zhang, Vice President for the Grains Division

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

Mr. Yongqing Ren, Vice President for the Corn Division

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

Mr. Yunlin Ding, Vice President

Effective February 3, 2012, the Company appointed Mr. Yunlin Ding to serve as Vice President of Company. Immediately prior to Mr. Ding’s appointment as the Company’s Vice President, he served as Vice President of Detian Yu since July 2009. Mr. Ding also served as vice general manager of the investment department of Beida Qingniao Group, a company organized under the laws of China and the holding company for three companies listed in China and two companies listed in Hong Kong, from February 2002 to July 2009. Mr. Ding earned a Bachelor’s Degree and a Master’s Degree in Economics from Nankai University in 1996 and 1999, respectively.

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

Mr. Chen has the experience, qualifications, attributes and skills to qualify him to serve as a director. His past leadership experience as CEO and senior management in diversified industry will be an asset for us and good for overseeing the Company’s strategy development and operations. Because of this experience, we expect that he will act in the best interest of the Company.

Mr. Carmona has the experience, qualifications, attributes and skills to qualify him to serve as a director.  His past work experience working with companies to optimize their operations and maximize profits gives us the confidence that he will be an asset to our Board of Directors.  Because of this experience, we expect that he will act in the best interest of the Company.

 Mr. Poulsen has the experience, qualifications, attributes and skills to qualify him to serve as a director. His management and financial experience working with international organizations within the food & beverage industry will be an asset to us and will be a strong position to oversee our operations and corporate governance. Because of this experience, we expect that he will act in the best interest of the Company.

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

Mr. Wang has the experience, qualifications, attributes and skills to qualify him to serve as a director. His experience in agriculture business and industry will be an asset to us and good for us in building public relationship with farmers, local governments and financial institution. Because of this experience, we expect that he will act in the best interest of the Company.

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

CORPORATE GOVERNANCE

Director Independence and Board Committees

Director Independence

Our stock is currently quoted on the OTCBB and the OTC Markets (OTCQB). Neither the OTCBB nor the OTC Markets have rules regarding director independence. Accordingly, although our audit committee charter states that each member shall meet the independence requirements set out by the applicable listing standards of the securities exchange, securities association, SRO, or stock market on which the Company’s securities are quoted or listed for trading, we determined that the NASDAQ Marketplace independence requirements were an appropriate standard to determine independence because these requirements are stricter than the requirements of the OTCBB and the OTC Markets. Additionally, we adopted these stricter standards to strengthen our corporate governance and improve internal controls.

Subject to certain exceptions, under the listing standards of the NASDAQ Marketplace, a listed company’s board of directors must consist of a majority of independent directors. Currently, our board of directors has determined that each of the non-management directors, Al Carmona, Jan Poulsen, Timothy Stevens and Longjiang Yuan, are “independent” directors as defined by the listing standards of NASDAQ currently in effect and approved by the U.S. Securities and Exchange Commission and all applicable rules and regulations. All members of the Audit Committee satisfy the “independence” standards applicable to members of such committee. The board of directors made this affirmative determination regarding these directors’ independence based on discussions with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions with the Company. The board of directors considered relationships and transactions between each director or any member of his immediate family and the Company and its subsidiaries and affiliates. The purpose of the board of director’s review with respect to each director was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the NASDAQ rules.

Audit Committee

On August 19, 2010, we established our Audit Committee. The Audit Committee consists of Timothy Stevens, Al Carmona and Jan Poulsen, each of whom is an independent director. Timothy Stevens, Chairman of the Audit Committee, and Jan Poulsen are each deemed an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The Audit Committee’s responsibilities include:

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

The board of directors has adopted a written charter for the Audit Committee.  During the fiscal year ended December 31, 2012, the Audit Committee met nine times.

Procedures for Determining Executive Compensation

On August 19, 2010, our Board of Directors approved the adoption of independent director oversight of executive officer compensation.  Hereby all matters regarding executive officer compensation shall be submitted for approval or recommendation by a majority of our independent directors.

Procedures for Selection of Director Nominees

On August 19, 2010, the Board of Directors of the Company approved the adoption of the procedures for the selection of director nominees.  Hereby a majority of our independent directors shall recommend and select director nominees.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company during its most recent fiscal year, all reports under Section 16(a) required to be filed by its officers and directors and greater than 10% beneficial owners were filed as of the date of this filing, except for the following:

Amy He filed a late Form 3 report (one transaction) after her appointment as Acting Chief Financial Officer;

Emma Wan filed a late Form 3 report (no transactions) after her appointment as Corporate Secretary of the Company;

Jan Poulsen filed a late Form 3 report (no transactions) after his appointment as a Director of the Company;

Greg Chen filed a late Form 3 report (no transactions) after his appointment as President and Director of the Company;

Hong Wang filed a late Form 3 report (no transactions) after his appointment as a Director of the Company and one late Form 4 report (3 transactions;

Expert Venture filed one late Form 4 report (2 transactions);

Jianming Hao filed two late Form 4 reports (two transactions);

Timothy Stevens filed one late Form 4 report (one transaction);

Al Carmona filed one late Form 4 report (one transaction);

Yongqing Ren filed one late Form 4 report (one transaction);

Junde Zhang filed one late Form 4 report (one transaction); and

Wenjun Tian filed one late Form 4 report (one transaction).

Code of Ethics

On August 19, 2010, our Board of Directors adopted a Code of Conduct applicable to all directors, officers and employees.  A copy of such Code of Conduct is referenced as Exhibit 14.1 herein.

ITEM 11.  Executive Compensation

The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, in 2011 and 2012, to each of the following named executive officers:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock and Option Awards number	All Other Compensation ($)	Total ($)

Jianming Hao (1)	2012	15,823	-	100,000	105,408	121,231
(Chief Executive Officer and Former President)	2011	16,695	-	-	64,985	81,680

Wenjun Tian (2)	2012	6,535	-	-	22,191	28,726
(Former President)	2011	19,171	-	-	64,985	84,156

Greg Chen (3)	2012	14,266	-	-	-	14,266
(President)	2011	-	-	-	-	-

Amy He (4)	2012	15,654	-	60,000	92,569	108,223
(Chief Financial Officer)	2011	3,864	-	-	14,854	18,718

Charlie Lin (4)	2012	-	-	-	-	-
(Former Chief Financial Officer)	2011	125,333	-	-	23,333	148,667

Jianbin Zhou	2012	57,669	-	-	-	57,669
(Chief Operating Officer}	2011	56,305	77,363	-	-	133,669

Emma Wan (5)	2012	10,117	-	40,000	90,350	100,467
(Corporate Secretary)	2011	-	-	-	-	-

Michael Han (5)	2012	28,829	-	-	-	28,829
(Former Corporate Secretary)	2011	37,541	-	-	-	37,541

Junde Zhang (6)	2012	-	142,658	-	-	142,658
(Vice President of the Grains Division)	2011	-	108,309		54,154	162,463

Yongqing Ren (6)	2012	6,657	158,509	-	-	165,166
(Vice President of the Corn Division)	2011	-	123,782		54,154	177,936

Yunling Ding (6)(7)	2012	18,785	-	40,000	37,250	56,035
(Vice president)	2011	37,738	-	-	-	37,738

Li Ren (1)(7)	2012	9,603	-	-	-	9,603
(Former Vice President of Branding and Marketing)	2011	56,305	-	-	-	56,305

(1) Mr. Hao also served as President of the Company from April 30, 2012 through October 11, 2012.

(2) Effective April 30, 2012, the Board accepted the amicable resignation of Wenjun Tian as the Company’s President.

(3) Effective October 11, 2012, the Board appointed Mr. Chen to serve as the Company’s President.

(4) Effective February 3, 2012, Ms. Amy He was promoted to Acting Chief Financial Officer of the Company. Ms. He replaced Mr. Charlie Lin, whose employment and employment agreement with the Company officially terminated on March 5, 2012 in accordance with the notification procedures set forth in his employment agreement. Effective May 23, 2012, Ms. He was promoted to Chief Financial Officer.

(5) Effective June 30, 2012, the Board accepted the amicable resignation of Michael Han as the Company’s Corporate Secretary and appointed Emma Wan to serve as Corporate Secretary.

(6) Based on the compensation received by Mr. Junde Zhang, Mr. Yongqing Ren and Mr. Li Ren, they are qualified as executive officers for purposes of this table.

(7) Effective February 3, 2012, Mr. Li Ren resigned as the Company’s Vice President - Brand and Marketing and Mr. Weizhong Cai resigned as the Company’s Chief Scientist, and Mr. Yunlin Ding was appointed the Vice President of Company.

Outstanding Equity Awards at the End of the Fiscal Year

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2012:

		Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards:Number of Securities Underlying Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Batch	Exercisable	Unexercisable	—	—	—	—	—	—	—
Jianming Hao	#1	-	150,000	-	4.4	8-Nov-20	-	-	-	-
	#2	50,000	50,000	-	1.45	8-Mar-22
Greg Chen		-	-	-	-	8-Nov-20	-	-	-	-
Amy He	#2	30,000	30,000	-	1.45	8-Mar-22	-	-	-	-
Jianbin Zhou	#1	-	40,000	-	4.4	8-Nov-20	-	-	-	-
Emma Wan	#2	20,000	20,000	-	1.45	8-Mar-22	-	-	-	-
Junde Zhang	#1	-	40,000	-	4.4	8-Nov-20	-	-	-	-
Yongqing Ren	#1	-	40,000	-	4.4	8-Nov-20	-	-	-	-
Yunling Ding	#1	-	15,000	-	4.4	8-Nov-20
	#2	20,000	20,000	-	1.45	8-Mar-22	-	-	-	-

Option Exercises and Stock Vested

None.

Director Compensation

Our directors are reimbursed for expenses incurred by them in connection with attending Board meetings.  The following table presents compensation distributed to our directors during the years ended December 31, 2012 and 2011 for serving on the Board of Directors:

	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
2012
Al Carmona	$48,000	$35,667	$-	$83,667
Jan Poulsen	12,000	-	-	12,000
Timothy Stevens	48,000	35,667	-	83,667
Hong Wang	4,755	-	-	4,755
Longjiang Yuan	7,925	-	-	7,925
	$120,680	$71,334	$-	$192,014

2011
Al Carmona	31,000	-	-	31,000
Longjiang Yuan	7,736	-	-	7,736
Timothy Stevens	$43,810	$-	$-	$43,810
	$82,546	$-	$-	$82,546

(1) The numbers for 2012 represents the aggregated fair value to option awards granted to the directors as at the grant date of the options granted in March 8, 2012, which is determined in accordance with ASC Topic 718.  For information regarding the fair value of option awards as at the grant date of the options, please refer to Note 19 of the Consolidated Financial Statements – Share-Based Compensation.

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

On March 8, 2012, the Company’s Board of Directors increased the number of shares allocated to and authorized for use under the Plan from 1,000,000 shares to the maximum number of shares allowable pursuant to the terms of the Plan (1,245,586) and granted 420,000 options under the Plan to independent directors, officers and key employees of the Company, of which included some new options and those re-granted after such options were forfeited by other former employees as a result of their resignations from the Company in accordance with the terms of their option agreements. All of the newly granted options vest as follows:

50% of the options granted will vest six (6) months after the date of the grant; and

50% of the options granted will vest twelve (12) months after the date of the grant.

On November 23, 2012, our Board of Directors allocated to and authorized to re-grant 150,000 options to a director of the Company after such options were forfeited by other former employees as a result of their resignations from the Company in accordance with the terms of their option agreements. All of the granted options vest as follows:

33 1/3% of the option grants be vested one (1) month after the date of grant;
33 1/3% of the option grants be vested twelve (12) months after the date of grant; and

33 1/3% of the option grants be vested twenty-four (24) months after the date of grant.

On November 5, 2011, we filed a Registration Statement with the SEC on Form S-8 covering up to 1,000,000 shares underlying options which may be granted under the Plan. As of March 25, 2013, none of the options granted pursuant to the Plan have been exercised.

Employment Agreement

On January 10, 2011, we entered into an employment agreement with Charlie Lin pursuant to which Mr. Lin was hired as our Chief Financial Officer. Effective March 5, 2012, Mr. Lin’s employment and his employment agreement terminated. A copy of that agreement is referenced herein as Exhibit 10.37.

Payment of Post-Termination Compensation

We do not have change-in-control agreements with any of our directors or executive officers, and we are not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of, March 25, 2013: (i) by each of our directors, (ii) by each of the named executive officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than 5% of any class of our outstanding shares. As of March 25, 2013, there were 10,618,266 shares of our common stock outstanding:

Title of Class	Name of Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership (Number of shares)	Fully Diluted Percentage of Outstanding Shares of Common Stock(3)
Certain Beneficial Owners - Over 5% Ownership
Common Stock	Expert Venture Limited (4)	4,809,511	32.26%
Common Stock	Sure Glory Holdings Limited(5)	748,636	5.02%
Directors and Executive Officers and Significant Employees
Common Stock	Jianming Hao(6)	735,761	4.94%
Common Stock	Greg Chen	—	0.00%
Common Stock	Amy He (7)	60,000	0.40%
Common Stock	Jianbin Zhou(8)	40,000	0.27%
Common Stock	Emma Wan (9)	40,000	0.27%
Common Stock	Yongqing Ren(10)	1,001,902	6.72%
Common Stock	Junde Zhang(11)	1,001,902	6.72%
Common Stock	Yunlin Ding(12)	55,000	0.37%
Common Stock	Al Carmona(13)	151,988	1.02%
Common Stock	Jan Poulsen	—	0.00%
Common Stock	Timothy Stevens(14)	80,000	0.54%
Common Stock	Hong Wang(15)	2,089,995	14.02%
Common Stock	Longjiang Yuan(16)	5,000	0.03%
Officers and Significant Employees and Directors as a Group (13 Persons):		5,261,548	35.30%

(1)	Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within sixty (60) days of March 25, 2013.

(2)	Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(3)	Applicable percentage of ownership is based on 10,618,266 shares of common stock outstanding as of March 25, 2013, together with 2,110,094 shares of common stock issuable upon the conversion of convertible preferred stock, 1,154,273 shares of common stock issuance upon the exercise of warrants, and 1,024,000 shares of common stock issuance upon the exercise of exercisable stock options within sixty (60) days of March 25, 2013 for each beneficial owner.

(4)	The registered address of Expert Venture Limited is P.O. Box 957, Offshore Incorporation Centre, Road Town, Tortola, British Virgin Islands. Jianming Hao, Yongqin Ren, Junde Zhang, Hong Wang and William Kwok are the shareholders of Expert Venture Limited, who own 10.1%, 20.0%, 20.0%, 42.0% and 7.9% of the interests of Expert Venture Limited, respectively.

(5)	The registered address of Sure Glory Holdings Limited is P.O. Box 957, Offshore incorporation Centre, Road Town, Tortola, British Virgin Islands. Mr. Yuan Xinlei is the sole and controlling person of Sure Glory Holdings Limited, owning the sole share of Sure Glory Holdings Limited.

(6)	Mr. Hao holds 10.1% of the interests of Expert Venture Limited and accordingly, indirectly beneficially owns 485,761 shares of our common stock. In addition, the Company has granted to Mr. Hao options to purchase 250,000 shares of our common stock under the Plan, 250,000 of which have vested.

(7)	The Company has granted to Ms. He options to purchase 60,000 shares of our common stock under the Plan, 60,000 of which have vested.

(8)	The Company has granted to Mr. Zhou options to purchase 40,000 shares of common stock under the Company’s share option plan, 40,000 of which have vested.

(9)	The Company has granted to Ms. Wan options to purchase 40,000 shares of our common stock under the Plan, 40,000 of which have vested.

(10)	Mr. Ren holds 20.0% of interests of Expert Venture Limited and accordingly, indirectly beneficially owns 961,903 shares of our common stock. In addition, the Company has granted to Mr. Ren options to purchase 40,000 shares of our common stock under the Plan, 40,000 of which have vested.

(11)	Mr. Zhang holds 20.0% of interests of Expert Venture Limited and accordingly, indirectly beneficially owns 961,903 shares of our common stock. In addition, the Company has granted to Mr. Zhang options to purchase 40,000 shares of our common stock under the Plan, 40,000 of which have vested.

(12)	The Company has granted to Mr. Yunling Ding options to purchase 55,000 shares of our common stock under the Plan, 55,000 of which have vested.

(13)	Al Carmona was an investor in the financing that closed immediately following the Exchange. As of March 25, 2013, Mr. Al Carmona owned 49,802 shares of Series A Convertible Preferred Shares, 9,186 shares of common stock and a warrant exercisable into 18,000 shares of common stock at an exercise price of $5.06. In addition, the Company has granted to Mr. Carmona options to purchase 75,000 shares of our common stock under the Plan, 75,000 of which have vested.

(14)	The Company has granted to Mr. Stevens options to purchase 80,000 shares of our common stock under the Plan, 80,000 of which have vested.

(15)	Mr. Wang holds 42.0% of the interests of Expert Venture Limited and accordingly, indirectly beneficially owns 2,019,995 shares of our common stock. In addition, the Company has granted to Mr. Wang options to purchase 170,000 shares of our common stock under the Plan, 70,000 of which have vested.

(16)	The Company has granted to Mr. Longjiang Yuan options to purchase 5,000 shares of our common stock under the Plan, 5,000 of which have vested.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Sales Transactions

The Company sold grain products of $24,650 and $3,250,946 to Beijing Yilian Gifts Tech Development Co., Ltd. ("BYGT"), the Executive Director of which is Jianming Hao, the Company's Chief Executive Officer, during the years ended December 31, 2012 and 2011, respectively.

The Company sold corn in the aggregate amount of $0 and $1.1 million to Tieling Zhongnong Agriculture Technology Development Co., Ltd. ("TZAT"), the legal representative of which is Yongqin Ren, the Company's Vice President of the Corn Division, during the years ended December 31, 2012 and 2011, respectively. The Company also purchased a batch of sunflower seed worth $2.6 million from TZAT in June 2011 and returned the goods at original cost for quality rejection. The prices in the transactions with such related parties were determined according to market prices at the time of sale

Due from Related Parties

The Company paid in advance for purchasing grains to Mr. Feng Liu, the legal representative and the non-controlling shareholder of Jilin Jinglong, for $315,369 in December 2012. As of December 31, 2012, the full amount under this transaction remained outstanding.

The Company sold grain products to BYGT for $24,650 and $3,250,946 during the years ended December 31, 2012 and 2011, respectively, and the amounts due to and due from BYGT as of December 31, 2012 and 2011 were $265,291 and $468,976, respectively.

Due to Related Parties

Dongsheng International Investment Co., Ltd. (“Dongsheng International”), one of the ultimate shareholders of which is Wenjun Tian, the Company's former President and Director, loaned to the Company in the aggregate amount of $3.1 million and $2.9 million in 2012 and 2011, respectively for purposes of working capital supplementation. Such loans are unsecured, bear no interest and no due date are specified. As of December 31, 2012 and 2011, the amounts due to Dongsheng International were $6.0 million and $2.9 million under these loans, respectively.

Wenjun Tian, the former President and Director the Company, loaned in the aggregate amount of $0.2 million and $2.5 million to the Company in the years ended December 31, 2012 and 2011 for purposes of working capital supplementation. Such loans are unsecured, bear no interest and no due date are specified. As of December 31, 2012 and 2011, the amounts due to Wenjun Tian were $2.7 million and $2.5 million under these loans, respectively.

Guarantee Transactions

On July 18, 2012, Wenjun Tian, provided a one year guarantee on a $1.3 million short-term bank loan payable to Dah Sing Bank (China) Co., Ltd., bearing interest at a fixed rate of prime rate plus 20% of prime, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of December 31, 2012 was 7.2%. The maturity date is July 17, 2013. Detian Yu paid $0 towards principal and $38,803 towards interest on the loan during the fiscal year ended December 31, 2012. $1.3 million was outstanding under the loan as of December 31, 2012.

On September 28, 2012, Wenjun Tian, provided a one year guarantee on a $0.16 million short-term bank loan payable to Bank of Beijing Haidian Branch. bearing interest at a fixed rate of prime rate plus 50% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of December 31, 2012 was 9%. The maturity date is September 27, 2013.Detian Yu paid $0.04 million towards principal and $3,329 towards interest on the loan during the fiscal year ended December 31, 2012. $0.12 million was outstanding under the loan as of December 31, 2012.

On August 31, 2012, Yuci Jinmao Food Processing Factory, the legal representative of which is Junlian Zheng, the wife of Junde Zhang, the Vice President of the Company, provided a two-year guarantee on a $1.4 million short-term bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd. by Jinzhong Yongcheng, bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on the six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of December 31, 2012 was 15.084%. The maturity date is August 29, 2013. Jinzhong Yongcheng paid $0 towards principal and $61,534 towards interest on the loan during the fiscal year ended December 31, 2012. $1.4 million was outstanding under the loan as of December 31, 2012,

On August 31, 2012, Yuci Jinmao Food Processing Factory, the legal representative of which is Junlian Zheng, the wife of Junde Zhang, the Vice President of the Company, provided a two-year guarantee on a $1.4 million short-term bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd. by Jinzhong Yuliang, bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on the six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of December 31, 2012 was 15.084%. The maturity date is August 29, 2013. Jinzhong Yuliang paid $0 towards principal and $61,534 towards interest on the loan during the fiscal year ended December 31, 2012. $1.4 million was outstanding under the loan as of December 31, 2012.

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

ITEM 14.  Principal Accountant Fees and Services

Public Accounting Fees

The following chart sets forth public accounting fees paid and payable to KCCW Accountancy Corp. (“KCCW”) during the years ended December 31, 2011 and 2012:

	2011	2012
Audit Fees	$310,000	$400,000
Audit Related Fees	$10,000	$60,000
Tax Fees	$-	$25,000
All Other Fees	$-	$-

Audit fees were for professional services rendered by KCCW for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Forms 10-Q, and services that are normally provided by KCCW in connection with statutory and regulatory filings or engagements for that fiscal year.

Audit related fees consist of services by KCCW that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. This category includes accounting consultations on transaction and proposed transaction related matters.  We incurred these fees in connection with the acquisition transaction occurred during the year ended December 31, 2012.

Tax fees primarily include tax compliance service fees, which relate to the preparation of U.S. tax returns.

The Company was not billed by its independent registered public accounting firm for any other fees.

Pre-Approval of Services

The Audit Committee appoints the independent accountant each year and pre-approves the audit services.  The Audit Committee chair is authorized to pre-approve specified non-audit services for fees not exceeding specified amounts, if he promptly advises the other Audit Committee members of such approval.

Audit of Financial Statements

During the years ended December 31, 2011 and 2012, KCCW was our principal auditor and no work was performed by persons outside of KCCW.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules

The financial statements are set forth under the “F” pages of this Annual Report. Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included.

(b)     Exhibits

2.1	Share Exchange Agreement Dated April 27, 2010 (1)

3.1	Articles of Incorporation of Deyu Agriculture Corp. (2)

3.2	Certificate of Amendment of Articles of Incorporation of Deyu Agriculture Corp. (3)

3.3	Bylaws of Deyu Agriculture Corp. (2)

4.1	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock (1)

4.2	Form of Series A Warrant (1)

10.1	Securities Purchase Agreement Dated April 27, 2010 (1)

10.2	Registration Rights Agreement Dated April 27, 2010 (1)

10.3	Form of Lock-Up Agreement Dated April 27, 2010 (1)

10.4	Securities Escrow Agreement Dated April 27, 2010 (1)

10.5	Placement Agent Agreement between the Company and Maxim Group, LLC dated January 27, 2010(6)

10.6	Share Transfer Agreement between Hong Wang and Yam Sheung Kwok dated April 26, 2010 (6)

10.7	Share Transfer Agreement between Jianming Hao and Yam Sheung Kwok dated April 26, 2010 (6)

10.8	Share Transfer Agreement between Wenjun Tian and Yam Sheung Kwok dated April 26, 2010 (6)

10.9	Share Transfer Agreement between Yongqing Ren and Yam Sheung Kwok dated April 26, 2010 (6)

10.10	Share Transfer Agreement between Junde Zhang and Yam Sheung Kwok dated April 26, 2010 (6)

10.11	Employment Agreement between David Lethem, as Chief Financial Officer, and the Company dated June 18, 2010 (4)

10.12	Certificate from China Organic Food Certification Center dated December 21, 2009 (6)

10.13	Corn Purchase Letter of Intent between Shanghai Yihai Trading Co., Ltd., Shanxi Office and Jinzhong Yuliang Agricultural Trading Co., Limited dated December 20, 2009 (6)

10.14	Warehouse Lease Agreement between Shanxi 661 Warehouse and Jinzhong Yongcheng Agricultural Trading Co., Limited dated December 21, 2006 (6)

10.15	Warehouse Lease Agreement between Shanxi Means of Production Company, Yuci Warehouse (formerly, the 671 Warehouse) and Jinzhong Yongcheng Agricultural Trading Co., Limited dated December 28, 2008 (6)

10.16	Railway Lease Agreement between Shanxi Cereal & Oil Group, Mingli Reservation Depot and Jinzhong Yongcheng Agriculture Trading Co., Limited dated December 21, 2006 (6)

10.17	Railway Lease Agreement between Shanxi Yuci Cereal Reservation Depot and Jinzhong Yongcheng Agriculture Trading Co., Limited dated November 15, 2007 (6)

10.18	Railway Lease Agreement between Yuci Dongzhao Railway Freight Station and Jinzhong Yongcheng Agriculture Trading Co., Limited dated December 21, 2006 (6)

10.19	Agricultural Technology Cooperation Agreement between Jinzhong Deyu Agriculture Trading Co., Ltd. and Millet Research Institute, Shanxi Academy of Agricultural Science dated October 2007 (6)

10.20	Agricultural Technology Cooperation Agreement between Sorghum Institute, Shanxi Academy of Agricultural Sciences and Jinzhong Deyu Agriculture Trading Co., Ltd. dated August 24, 2008 (6)

10.21	Certificate of Forest Rights for the Yuci Forest Right Certificate (2005) No. 01518 dated August 11, 2006 (6)

10.22	Farmland Transfer Agreement between Detian Yu Biotechnology (Beijing) Co. Ltd. and Shanxi Jinbei Plant Technology Co, Ltd. dated September 30, 2010 (6)

10.23	Land Use Rights Acquisition Contract Dated September 30, 2010 (5)

10.24	Deyu Agriculture Corp. 2010 Share Incentive Plan (7)

10.25	Exclusive Management and Consulting Service Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and Beijing Jundaqianyuan Investment Management Co., Ltd. (English translated version) (8)

10.26	Exclusive Management and Consulting Service Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and Jinzhong Longyue Investment Consulting Co., Ltd. (English translated version) (8)

10.27	Business Cooperation Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and Beijing Jundaqianyuan Investment Management Co., Ltd. (English Translated Version) (8)

10.28	Business Operation Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited, Beijing Jundaqianyuan Investment Management Co., Ltd. and each of the shareholders of Beijing Jundaqianyuan Investment Management Co., Ltd. (English translated version) (8)

10.29	Business Operation Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited, Jinzhong Longyue Investment Consulting Co., Ltd. and both of the shareholders of Jinzhong Longyue Investment Consulting Co., Ltd. (English translated version) (8)

10.30	Share Pledge Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of Beijing Jundaqianyuan Investment Management Co., Ltd.: Tian Wenjun, Hao Jianming, Yang Jianhui, Zhou Jianbin, Ren Li, Ren Yongqing, Zhang Junde and Wang Tao (English translated version) (8)

10.31	Share Pledge Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of Jinzhong Longyue Investment Consulting Co., Ltd.: Zhao Jing and Zhao Peilin (English translated version) (8)

10.32	Form of Power of Attorney (English translated version) (8)

10.33	Equity Acquisition Option Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of Beijing Jundaqianyuan Investment Management Co., Ltd.: Tian Wenjun, Hao Jianming, Yang Jianhui, Zhou Jianbin, Ren Li, Ren Yongqing, Zhang Junde and Wang Tao (English translated version) (8)

10.34	Equity Acquisition Option Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of Jinzhong Longyue Investment Consulting Co., Ltd.: Zhao Jing and Zhao Peilin (English translated version) (8)

10.35	Business Cooperation Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and Jinzhong Longyue Investment Consulting Co., Ltd. (English Translated Version) (8)

10.36	Village Collective Farmland Transfer Agreement, dated December 20, 2010, by and between Detian Yu Biotechnology (Beijing) Co., Ltd. and Shanxi Jinbei Plant Technology Development Co., Ltd. (English Translated and Mandarin Versions) (9)

10.37	Contract of Agreement, effective as of January 10, 2011, by and between Deyu Agriculture Corp. and Charlie Lin (10)

10.38	Stock Equity Transfer Agreement in relation to Shanxi Taizihu Food Co., LTd. and Shanxi Huichun Bean Products Co., Ltd., dated February 2, 2012, by and among Redsun, HE Hao, an individual, XU Qinghe, an individual, XIE Jinqing, an individual and Beijing Kanggang Food Development Co., Ltd. (Chinese and English Translated Versions)* (12)

10.39	Termination Agreement Regarding the Exclusive Management and Consulting Service Agreement, by and between Detian Yu Biotechnology (Beijing) Co. Limited and Beijing Jundaqianyuan Investment Management Co., Ltd. (English translated version)* (13)

10.40	Termination Agreement Regarding the Exclusive Management and Consulting Service Agreement, by and between Detian Yu Biotechnology (Beijing) Co. Limited and Jinzhong Longyue Investment Consulting Co., Ltd. (English translated version)* (13)

10.41	Termination Agreement Regarding the Business Cooperation Agreement, by and between Detian Yu Biotechnology (Beijing) Co. Limited and Beijing Jundaqianyuan Investment Management Co., Ltd. (English Translated Version)* (13)

10.42	Termination Agreement Regarding the Business Cooperation Agreement, by and between Detian Yu Biotechnology (Beijing) Co. Limited and Jinzhong Longyue Investment Consulting Co., Ltd. (English Translated Version)* (13)

10.43	Termination Agreement Regarding the Business Operation Agreement, by and among Detian Yu Biotechnology (Beijing) Co. Limited, Beijing Jundaqianyuan Investment Management Co., Ltd. and each of the shareholders of Beijing Jundaqianyuan Investment Management Co., Ltd. (English translated version)* (13)

10.44	Termination Agreement Regarding the Business Operation Agreement, by and among Detian Yu Biotechnology (Beijing) Co. Limited, Jinzhong Longyue Investment Consulting Co., Ltd. and both of the shareholders of Jinzhong Longyue Investment Consulting Co., Ltd. (English translated version)* (13)

10.45	Termination Regarding the Equity Pledge Agreement, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of Beijing Jundaqianyuan Investment Management Co., Ltd.: Tian Wenjun, Hao Jianming, Yang Jianhui, Zhou Jianbin, Ren Li, Ren Yongqing, Zhang Junde and Wang Tao (English translated version)* (13)

10.46	Termination Regarding the Equity Pledge Agreement, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of Jinzhong Longyue Investment Consulting Co., Ltd.: Zhao Jing and Zhao Peilin (English translated version)* (13)

10.47	Form of Termination Notice of the Power of Attorney (English translated version)* (13)

10.48	Termination Agreement Regarding the Equity Acquisition Option Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of Beijing Jundaqianyuan Investment Management Co., Ltd.: Tian Wenjun, Hao Jianming, Yang Jianhui, Zhou Jianbin, Ren Li, Ren Yongqing, Zhang Junde and Wang Tao (English translated version)* (13)

10.49	Termination Agreement Regarding the Equity Acquisition Option Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of Jinzhong Longyue Investment Consulting Co., Ltd.: Zhao Jing and Zhao Peilin (English translated version)* (13)

14.1	Code of Conduct (6)

16.1	Letter from Auditor (11)

21	List of Subsidiaries*

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002**

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002**

99.1	Audit Committee Charter adopted August 19, 2010 (6)

101. INS	XBRL Instance Document*

101. CAL	XBRL Taxonomy Extension Calculation Link base Document*

101. DEF	XBRL Taxonomy Extension Definition Link base Document*

101. LAB	XBRL Taxonomy Label Link base Document*

101. PRE	XBRL Extension Presentation Link base Document*

101. SCH	XBRL Taxonomy Extension Scheme Document*

(1)	Incorporated by reference to our Form 8-K filed on May 3, 2010.
(2)	Incorporated by reference to our Registration Statement on Form S-1 filed on July 8, 2009.
(3)	Incorporated by reference to our Form 8-K filed on June 4, 2010.
(4)	Incorporated by reference to our Form 8-K filed on June 18, 2010.
(5)	Incorporated by reference to our Form 8-K filed on October 6, 2010.
(6)	Incorporated by reference to our Form S-1/A filed on October 21, 2010.
(7)	Incorporated by reference to our Form S-8 filed on November 5, 2010.
(8)	Incorporated by reference to our Form 8-K filed on November 17, 2010.
(9)	Incorporated by reference to our Form 8-K filed on December 21, 2010.
(10)	Incorporated by reference to our Form 8-K filed on January 10, 2011.
(11)	Incorporated by reference to our Form 8-K filed on May 3, 2010.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 8, 2012
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 27, 2011

*   Filed herewith.

** Furnished, not filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEYU AGRICULTURE CORP.

Date: March 27, 2013

	By:	/s/ Jianming Hao
Jianming Hao, Principal Executive Officer, Chief Executive Officer and Chairman of the Board

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signatures	Title	Date

/s/ Jianming Hao	Principal Executive Officer, Chief Executive Officer	March 27, 2013
Jianming Hao	and Chairman of the Board

/s/ Greg Chen	President and Director	March 27, 2013
Greg Chen

/s/ Amy He	Principal Financial and Accounting Officer	March 27, 2013
Amy He	and Chief Financial Officer

/s/ Jianbin Zhou	Chief Operating Officer	March 27, 2013
Jianbin Zhou

/s/ Al Carmona	Independent Director	March 27, 2013
Al Carmona

/s/ Longjiang Yuan	Independent Director	March 27, 2013
Longjiang Yuan

/s/ Timothy Stevens	Independent Director	March 27, 2013
Timothy Stevens

/s/ Jan Poulsen	Independent Director	March 27, 2013
Jan Poulsen

/s/ Hong Wang	Director	March 27, 2013
Hong Wang

DEYU AGRICULTURE CORP AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

A udit • T ax • C onsulting • F inancial A dvisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Deyu Agriculture Corp.

We have audited the accompanying consolidated balance sheets of Deyu Agriculture Corp. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, equity, and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deyu Agriculture Corp. and Subsidiaries as of December 31, 2012 and 2011 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KCCW Accountancy Corp.

Diamond Bar, California

March 25, 2013

KCCW Accountancy Corp.

22632 Golden Springs Dr. #230, Diamond Bar, CA 91765, USA

Tel: +1 909 348 7228 • Fax: +1 626 529 1580 • info@kccwcpa.com

DEYU AGRICULTURE CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

Assets
Current Assets
Cash and cash equivalents	$4,937,279	$8,741,703
Restricted cash	815,348	1,850,999
Accounts receivable, net	33,991,288	36,167,136
Due from related parties	397,214	587,108
Inventory	30,322,191	20,314,090
Advance to supplier	6,145,840	7,233,371
Prepaid expenses	1,453,184	391,537
Assets held for sale	-	1,634,274
Other current assets	340,456	2,204,934
Total Current Assets	78,402,800	79,125,152

Property, plant, and equipment, net	19,442,599	12,355,946
Construction-in-progress	2,614,491	-
Long-term Investment	58,426	-
Other assets	-	727,535
Intangible assets, net	13,389,075	10,651,844

Total Assets	$113,907,391	$102,860,477

Liabilities and Equity

Current Liabilities
Short-term loan	$8,323,623	$14,413,480
Accounts payable	5,179,729	1,833,190
Note payables	-	1,588,840
Advance from customers	2,249,282	8,488,272
Accrued expenses	1,506,776	1,149,205
Tax payable	305,712	-
Preferred stock dividends payable	229,171	219,721
Due to related parties	8,933,843	5,445,115
Other current liabilities	720,862	583,196
Total Current Liabilities	27,448,998	33,721,019

Equity
Series A convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 2,039,970 and 1,997,467 shares outstanding, respectively	2,040	1,997
Common stock, $.001 par value; 75,000,000 shares authorized, 10,658,266 and 10,564,774 shares outstanding, respectively	10,658	10,565
Additional paid-in capital	20,781,439	20,367,138
Other comprehensive income	5,737,793	4,831,353
Retained earnings	59,500,134	43,491,465
Total Stockholders' Equity	86,032,064	68,702,518
Noncontrolling Interests	426,329	436,940
Total Equity	86,458,393	69,139,458

Total Liabilities and Equity	$113,907,391	$102,860,477

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Years Ended
	December 31,
	2012	2011

Net revenue	$254,046,098	$261,576,666
Cost of goods sold	(209,325,445)	(218,480,009)
Gross Profit	44,720,653	43,096,657

Selling expenses	(16,153,096)	(13,231,094)
General and administrative expenses	(9,619,036)	(8,222,182)
Total Operating Expenses	(25,772,132)	(21,453,276)
Operating income	18,948,521	21,643,381

Interest income	37,846	42,159
Interest expense	(1,477,304)	(805,601)
Non-operating income	665,270	(180,294)
Total Other Expenses	(774,188)	(943,736)

Income from continuing operations before income taxes	18,174,333	20,699,645
Income taxes	(1,765,514)	(184,384)
Income from continuing operations	16,408,819	20,515,261
Loss from discontinued operations, net of income taxes	-	(3,891,830)

Net income	16,408,819	16,623,431

Net loss attributable to noncontrolling interests:
Net loss from continuing operations	46,599	38,673
Net loss from discontinued operations	-	1,101,255
Total net loss attributable to noncontrolling interests	46,599	1,139,928
Net income attributable to Deyu Agriculture Corp.	16,455,418	17,763,359
Preferred stock dividends	(446,748)	(427,917)
Net income available to common stockholders	16,008,670	17,335,442
Foreign currency translation (loss) gain	910,907	2,751,687
Comprehensive income	16,919,577	20,087,129
Other comprehensive income attributable to noncontrolling interests	(4,467)	(130,653)
Comprehensive income attributable to Deyu Agriculture Corp.	$16,915,110	$19,956,476

Amounts attributable to common stockholders:
Net income from continuing operations, net of income taxes	$16,008,670	$20,126,017
Discontinued operations, net of income taxes	-	(2,790,575)
Net income attributable to common stockholders	$16,008,670	$17,335,442

Net income attributable to common stockholders per share - basic:
Income from continuing operations	$1.51	$1.91
Loss from discontinuing operations	-	(0.27)
Net income attributable to common stockholders	$1.51	$1.64

Net income attributable to common stockholders per share - diluted:
Income from continuing operations	$1.30	$1.64
Loss from discontinuing operations	-	(0.22)
Net income attributable to common stockholders	$1.30	$1.42

Weighted average number of common shares outstanding - basic	10,598,603	10,522,432
Weighted average number of common shares outstanding - diluted	12,614,108	12,497,164

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Interest	Total

Balance at December 31, 2010	2,106,088	$2,106	10,349,774	$10,350	$18,770,230	$2,272,633	$22,385,134	$-	$43,440,453

Subsidiary equity interest acquired by noncontrolling interest	-	-	-	-	877,892	(62,314)	-	2,989,304	3,804,882
Subsidiary capital injected by noncontrolling interest	-	-	-	-	-	-	-	469,147	469,147
Conversion of convertible preferred stocks to common stocks	(175,000)	(175)	175,000	175	-	-	-	-	-
Covertible preferred stocks issued for payment of preferred stock dividends	66,379	66	-	-	212,354	-	-	-	212,420
Share-based compensation	-	-	-	-	428,702	-	-	-	428,702
Common stocks issued for services	-	-	40,000	40	77,960	-	-	-	78,000
Net changes in foreign currency translation adjustment	-	-	-	-	-	2,621,034	-	130,653	2,751,687
Deconsolidation of the VIE Group	-	-	-	-	-	-	3,770,889	(2,012,236)	1,758,653
Net earnings for the year ended December 31, 2011	-	-	-	-	-	-	17,335,442	(1,139,928)	16,195,514
Balance at December 31, 2011	1,997,467	$1,997	10,564,774	$10,565	$20,367,138	$4,831,353	$43,491,465	$436,940	$69,139,458

Subsidiary capital injected by noncontrolling interest	-	-	-	-	-	-	-	31,521	31,521
Conversion of convertible preferred stocks to common stocks	(13,492)	(13)	13,492	13	-	-	-	-	-
Covertible preferred stocks issued for payment of preferred stock dividends	55,995	56	-	-	179,128	-	-	-	179,184
Share-based compensation	-	-	-	-	120,853	-	-	-	120,853
Common stocks issued for services	-	-	80,000	80	114,320	-	-	-	114,400
Net changes in foreign currency translation adjustment	-	-	-	-	-	906,440		4,467	910,907
Net earnings for the year ended December 31, 2012	-	-	-	-	-	-	16,008,669	(46,599)	15,962,070
Balance at December 31, 2012	2,039,970	$2,040	10,658,266	$10,658	$20,781,439	$5,737,793	$59,500,134	$426,329	$86,458,393

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31,
	2012		2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income available to common stockholders		$16,008,670	$17,335,442
Loss from discontinued operations attributable to Deyu Agriculture Corp.		-	2,790,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization		2,297,082	979,297
Allowance for doubtful accounts		-	-
Reserve for inventory valuation		-	-
Loss on disposal of fixed assets		577	-
Share-based compensation		120,853	428,702
Preferred stock dividends accrued		446,748	219,721
Dividends paid with Series A preferred stock		-	212,420
Common stocks issued for services		114,400	78,000
Grain on bargain purchase		(499,079)	-
Deferred income tax expense (benefit)		878,746	184,384
Noncontrolling interests		(46,599)	(38,673)
Decrease (increase) in current assets:
Accounts receivable		2,649,036	(23,824,017)
Related-parties trade receivable		226,755	(494,752)
Inventories		(8,383,187)	(2,873,705)
Advance to suppliers		1,987,857	(5,840,601)
Prepaid expense and other current assets		(40,331)	(539,339)
Increase (decrease) in liabilities:
Accounts payable		2,967,217	1,584,038
Advance from customers		(6,471,286)	1,677,638
Accrued expense and other liabilities		297,336	346,492
Net cash provided by (used in) operating activities of continuing operations		12,554,795	(7,774,378)
Net cash used in operating activities of discontinued operations		-	(3,858,325)
Net cash provided by (used in) operating activities		12,554,795	(11,632,703)

CASH FLOWS FROM INVESTING ACTIVITIES
Consideration paid for acquisition		(5,501,046)	-
Construction and remodeling of factory and warehouses		(900,487)	(109,856)
Purchase of machinery and equipment		(128,383)	(3,759,859)
Advances to related parties		(33,294)	-
Cash held by the Taizihu Group at acquisition date		20,272	-
Repayment from (loan to) related parties		-	(76,995)
Prepayments for acquisition of farmland use rights		-	(76,715)
Purchase of software and other assets		-	(8,902)
Net cash used in investing activities of continuing operations		(6,542,938)	(4,032,327)
Net cash used in investing activities of discontinued operations		-	(2,476,523)
Net cash used in investing activities		(6,542,938)	(6,508,850)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments of) proceeds from short-term loans from bank and others		(12,658,509)	11,349,219
Net (repayments of) proceeds from short-term bank acceptance notes		(1,585,087)	1,547,269
Cash released from restriction (restricted) for credit line of bank acceptance notes		1,281,894	(1,802,568)
Net proceeds from short-term loans from related parties		3,312,931	3,101,839
Payment of preferred dividends		(267,721)	(243,678)
Proceeds from capital contributions		31,702	464,180
Release of cash restricted held at a trust account		-	125,560
Net proceeds from short-term loan from others		-	952
Net cash (used in) provided by financing activities of continuing operations		(9,884,790)	14,542,773
Net cash provided by financing activities of discontinued operations		-	5,918,988
Net cash (used in) provided by financing activities		(9,884,790)	20,461,761

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS		68,509	352,429

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS		(3,804,424)	2,672,637
NET DECREASE IN CASH & CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS		-	(403,208)
NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS FROM CONTINUING OPERATIONS		(3,804,424)	3,075,845

CASH & CASH EQUIVALENTS, BEGINNING BALANCE		8,741,703	5,665,858
CASH & CASH EQUIVALENTS, ENDING BALANCE		$4,937,279	$8,741,703

SUPPLEMENTAL DISCLOSURES:
Income tax paid		$678,420	$62
Interest paid		$1,815,269	$809,448
NONCASH INVESTING AND FINANCING ACTIVITIES:
Construction completed and transferred to property, plant, and equipment		$-	$5,914,602
Construction completed and transferred to land use rights		$-	$2,320,904
Obtained certificates of farmland use rights	$		$8,221,569

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

As a result, the Share Exchange has been accounted for as a reverse acquisition using the purchase method of accounting, whereby City Zone is deemed to be the accounting acquirer (the legal acquiree) and we are to be the accounting acquiree (legal acquirer). The financial statements before the date of the Share Exchange are those of City Zone with our results being consolidated from the date of the Share Exchange. The equity section and earnings per share have been retroactively restated to reflect the reverse acquisition and no goodwill has been recorded.

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

Junda is a limited liability company incorporated in the PRC on June 13, 2010 with registered capital of $14,637 (RMB 100,000) by Jianming Hao, Chairman and Chief Executive Officer of the Company, and Wenjun Tian, President and Director of the Company. As of December 31, 2010, Junda’s equity interest was 100% held by several executives and managers of the Company, including (a) Jianming Hao, owning 33% of Junda, (b) Wenjun Tian, owning 34% of Junda, (c) Jianbin Zhou, the Chief Operating Officer of the Company, owning 10% of Junda, (d) Li Ren, Vice President of Branding and Marketing of the Company, owning 5% of Junda, (e) Yongqing Ren, Vice President of the Corn Division of the Company, owning 3% of Junda and (f) Junde Zhang, Vice President of the Grains Division of the Company, owning 3% of Junda. As a result, the execution of the Contractual Arrangements with Junda is considered a related party transaction.

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

Consolidation Scope:

Details of our subsidiaries subject to consolidation are as follows:

	Domicile and		Percentage
	Date of	Registered	of
Name of Subsidiary	Incorporation	Capital	Ownership	Principal Activities
City Zone Holdings Limited ("City Zone")	British Virgin Islands, July 27, 2009	$20,283,581	100%	Holding company of Most Smart

Most Smart International Limited ("Most Smart")	Hong Kong, March 11, 2009	$1	100%	Holding company of Shenzhen Redsun

Redsun Technology (Shenzhen) Co., Ltd. ("Shenzhen Redsun")	The PRC, August 20, 2009	$30,000	100%	Holding company of Shenzhen JiRuHai, Taizihu and Huichun

Shenzhen JiRuHai Technology Co., Ltd.("Shenzhen JiRuHai")	The PRC, August 20, 2009	$14,638	100%	Holding company of Beijing Detian Yu

Detian Yu Biotechnology (Beijing) Co., Ltd. ("Detian Yu")	The PRC, November 30, 2006	$7,637,723	100%	Wholesale distribution of simple-processed and deep-processed packaged food products and staple food. Holding company of the following first five entities.

Jinzhong Deyu Agriculture Trading Co., Ltd. ("Jinzhong Deyu")	The PRC, April 22, 2004	$1,492,622	100%	Organic grains preliminary processing and wholesale distribution.

Jinzhong Yongcheng Agriculture Trading Co., Ltd. ("Jinzhong Yongcheng")	The PRC, May 30, 2006	$1,025,787	100%	Corns preliminary processing and wholesale

Jinzhong Yuliang Agriculture Trading Co., Ltd. ("Jinzhong Yuliang")	The PRC, March 17, 2008	$1,019,516	100%	Corns preliminary processing and wholesale distribution.

Tianjin Guandu Food Co., Ltd. ("Tianjin Guandu")	The PRC, June 21, 2011	$1,544,497	100%	Wholesale distribution of simple-processed and deep-processed packaged food products and staple food.

Hebei Yugu Grain Co., Ltd. ("Hebei Yugu")	The PRC, July 25, 2011	$1,563,824	70%	Wholesale distribution of grain products and operating or acting as an agent of import & export business for grain products.

Shanxi Taizihu Food Co., Ltd. (“Taizihu”) (1)	The PRC, July 27, 2003	$1,208,233	100%	producing and selling fruit beverages and soybean products.

Shanxi HuiChun Bean Products Co., Ltd. (“Huichun”)(1)	The PRC, September 2, 2007	$2,636,192	100%	producing and selling fruit beverages and soybean products.

Jilin Jinglong Agriculture Development Limited (“Jinglong”)(2)	The PRC, October 10, 2012	$3,152,138	99%	procurement, storage and sales of corn and grain.

Beijing Jundaqianyuan Investment Management Co., Ltd. ("Junda")(3)	The PRC, June 13, 2010	$14,637	Variable interest	Shareholding of Deyufarm (14.29%)

Jinzhong Longyue Investment Consultancy Services Co., Ltd. ("Longyue")(3)	The PRC, June 2, 2010	$4,393	Variable interest	Shareholding of Deyufarm (50%)

Deyufarm Innovation Food (Beijing) Co., Ltd. ("Deyufarm")(3)	The PRC, June 13, 2010	$10,493,516	Variable interest	Wholesale distribution of packaged food products and instant millet beverage. Holding company of the following two companies.

Sichuan HaoLiangXin Instant Food Co., Ltd. ("HaoLiangXin")(3)	The PRC, April 25, 2008	$1,202,460	Variable interest	Manufacturing and wholesale distribution of instant grain vermicelli and buckwheat tea products.

Beijing Xinggu Deyufarm Food Co., Ltd. ("Xinggu Deyufarm")(3)	The PRC, November 25, 2010	$1,515,152	Variable interest	Manufacturing of instant grain vermicelli products.

(1) Taizihu and Huichun became the wholly-owned subsidiaries of the Company on February 2, 2012 through a business acquisition. They are within consolidation scope since then.

(2) On October 10, 2012, a subsidiary namely Jilin Jinglong Agriculture Development Limited (“Jinglong”) with registered capital of RMB 20 million Yuan, was incorporated in Jilin Province, one of the three provinces of Northeast China. Detian Yu, one of the Company's wholly-owned subsidiaries and Feng Liu, an unrelated third party hold 99% and 1% of its interests, respectively. Jinglong is primarily engaged in procurement, storage and sales of corn and grain.

(3) Detian Yu terminated its control over the Junda, Longyue, Deyufarm, Haoliangxin, Xinggu Deyufarm, (collectively, the “VIE Group”) on December 20, 2011. The operation results of the VIE Group are included in the consolidated financial statements from January 1 to December 20, 2011.

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

As of December 31, 2012, the balance of restricted cash included: (a) $266,122 of cash was restricted as the pledge for $2,142,822 (RMB 13,350,000) and $264,843 (RMB 1,650,000) of bank loans obtained from China Merchants Bank, Dongzhimen Branch on November 30, 2011 and January 11, 2012, respectively, of which the loan of $2,142,822 (RMB 13,350,000) was paid off on November 29, 2012; (b) $481,533 of cash was restricted as a pledge for a bank loan of $1,284,089 (RMB8, 000,000) obtained from Dah Sing Bank (China) Co. Ltd. on July 18, 2012; (c) $16,051 of cash was restricted as a pledge for a bank loan of $14,446(RMB90, 000) obtained from Bank of Communications Gongzhufen Subbranch; and (d) $51,642 of cash was restricted as pledges for bank loans of $802,555 (RMB 5,000,000) obtained from Agriculture Development Bank of China on November 3, 2011, which were paid off on December 7, 2012.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2012, the balance of accounts receivable greater than three months was not material. As of December 31, 2011, there were no customers with accounts receivable greater than three months past due.

Inventories

The Company's inventories are stated at lower of cost or market. Cost is determined on a moving-average basis. Costs of inventories include purchase and related costs incurred in delivering products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. As of December 31, 2012 and 2011, slow moving or obsolete inventory identified by management was not material.

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

Long-lived assets

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), "Property, Plant, and Equipment" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. There was no impairment of long-lived assets as of and for the years ended December 31, 2012 and 2011.

Intangible assets

For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. The was no impairment of intangible assets as of and for the years ended December 31, 2012 and 2011.

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

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded. The estimates are based on historical sales returns, analysis of credit memo data, and other factors known at the time. For the years ended December 31, 2012 and 2011, sales discounts from continuing operations were $819,544 and $70,987, respectively.

We offer a right of exchange on our grain products sold through our relationships with grocery store networks. The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased. In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes. For the year ended December 31, 2012 and 2011, returns of our products were not material.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs from continuing operations for the years ended December 31, 2012 and 2011 were $1,813,049 and $952,472, respectively.

Research and development

The Company expenses its research and development costs as incurred. Research and development expenses from continuing operations were immaterial for the year ended December 31 2012 and $98,393 for the year ended December 31, 2011.

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

In May 2011, FASB issued an amendment (ASU No. 2011-05) to Comprehensive Income (ASC Topic 220). The amendment require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The Company had adopted this guidance to our consolidated financial statements as of and for the year ended December 31, 2011.

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

NOTE 3. DISCONTINUED OPERATIONS

On December 20, 2011, Detian Yu terminated its control over the VIE Group (see Note 1). The results of the VIE Group for the period between January 1 and December 20, 2011 have been presented as a discontinued operation in the consolidated statements of income and comprehensive income for the year ended December 31, 2011. Selected operating results for the discontinued business are presented in the following tables:

	For the Year Ended
	December 31,
	2012	2011
Net revenue	$-	$15,276,475
Cost of goods sold	-	(12,256,832)
Selling, general, and administrative expenses	-	(8,251,364)
Interest income, net	-	5,478
Other income, net	-	37,371
Loss before income taxes	-	(5,188,872)
Income taxes benefit	-	1,297,042
Net loss	$-	$(3,891,830)

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

Purchase price	$5,502,181

Allocation of the purchase price:
Cash and cash equivalents	28,867
Restricted cash	240,474
Inventory	1,373,222
Advance to supplier	840,849
Other current assets	584,562
Property, plant, and equipment, net	5,891,772
Construction-in-progress	1,673,997
Intangible assets, net	2,823,087
Other assets	117,153
Short-term loan	(6,499,683)
Accounts payable	(319,077)
Advance from customers	(225,819)
Other current liabilities	(528,144)
Fair value of net assets acquired	6,001,260

Gain on bargain purchase	(499,079)

The following summarized unaudited pro forma results of operations for the years ended December 31, 2012 and 2011 assuming that all significant acquisitions during the two-year period ended December 31, 2012 occurred as of January 1, 2011 and all significant acquisitions during the year ended December 31, 2012 occurred as of January 1, 2012, respectively. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the significant acquisitions occurred as of January 1, 2011 and 2012, nor is it indicative of future operating results.

	For The Years Ended
	December 31,
	2012	2011

Revenues	$255,735,893	$274,689,101
Net income attributable to common stockholders	16,008,670	22,353,298
Net income attributable to common stockholders per share - basic	1.51	2.12
Net income attributable to common stockholders per share - diluted	1.30	1.82

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,	December 31,
	2012	2011
Accounts receivable	$33,996,165	36,167,136
Less: Allowance for doubtful accounts	(4,877)	-
Accounts receivable, net	$33,991,288	$36,167,136

NOTE 6. INVENTORY

Inventory consisted of the following:

	December 31,	December 31,
	2012	2011
Raw materials	$7,730,831	$8,108,503
Work in process	73,131	1,971
Finished goods	21,761,558	12,109,353
Supplies	756,671	94,263
Total Inventory	$30,322,191	$20,314,090

NOTE 7. PREPAID EXPENSES

Prepaid expenses consisted of the following:

	December 31,	December 31,
	2012	2011
Deductible value-added taxes (VAT)	$1,003,871	$92,531
Prepaid expenses for investor relations	163,443	-
Prepaid rent	155,883	88,889
Prepaid bank loan guarantee fee	-	83,899
Prepaid advertisement	-	46,376
Prepaid other expenses	129,987	79,842
Total	$1,453,184	$391,537

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

NOTE 9. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	December 31,	December 31,
	2012	2011
Automobiles	$1,010,594	$896,648
Buildings	16,534,542	9,593,679
Office equipment	467,739	408,203
Machinery and equipment	7,435,413	2,954,783
Furniture and fixtures	611,907	605,705
Total cost	26,060,195	14,459,018
Less: Accumulated depreciation	(6,617,596)	(2,103,072)
Property, plant, and equipment, net	$19,442,599	$12,355,946

The buildings owned by the Company located in Jinzhong and Quwo in Shanxi Province, China are used for production, warehousing, and offices for our corn and grains business. The Company exchanged its Timberland for an office building valued at $2.7million (RMB 16.8million) in January 2012, of which depreciation commenced in January 2012.

As of December 31, 2012, $5.6 million (RMB 35 million) of buildings, machinery and equipment owned by the Taizihu Group were pledged as collateral for short-term bank loans.

Depreciation expense from continuing operations for the years ended December 31, 2012 and 2011 was $ 1,890,960and $794,853, respectively.

NOTE 10. CONSTRUCTION-IN-PROGRESS

Construction-in-progress amounted to $1,849,375 as of December 31, 2012 mainly represents payment on the construction of a new factory park and the partial cost of the land use right where the new factory park occupies in Huichun. Construction-in-progress amounted to $765,116 represents payment on the construction of a new workshop for flour manufacturing in Jinzhong Deyu.

NOTE 11. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,	December 31,
	2012	2011
Land use rights	$13,158,508	$9,808,497
Software-ERP System and B2C platform	1,059,004	1,032,746
Less: Accumulated amortization	(828,437)	(189,399)
Total	$13,389,075	$10,651,844

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

Taizihu leases and has obtained a certificate of right to use on 100,000 square meters of industrial land with the PRC Government in Quwo County, Shanxi Province where Taizihu Group’s buildings and production facility are located. The term of the right is 50 years from October 28, 2008 to October 27, 2058. The amortization of the land use right was commenced in October 2008 using the straight-line method over 50 years. Of the 100,000 square meters of land, approximately 26,000 square meters amounting to $966,886 were used for the construction of the new factory park and were reclassified from intangible assets to construction-in-progress when the construction commenced in January 2011 and as reported on the consolidated balance sheets of the Company as of December 31, 2012 and 2011. The land use right used for the construction of the new factory park has been suspended for amortization since January 2011 when the construction commenced.

As of December 31, 2012, $3,878,579 (RMB 24 million) of the land use right owned by Taizihu Group was pledged as collateral for short-term bank loans, of which $966,886 (RMB 6.0 million) was reclassified under construction-in-progress.

Amortization expense of the intangible assets for the years ended December 31, 2012 and 2011 was $406,122 and $184,444, respectively

NOTE 12. OTHER ASSETS

Other assets consisted of the following:

	December 31,	December 31,
	2012	2011
Land use rights	$-	$78,776
Net deferred tax assets - noncurrent	-	648,759
Total	$-	$727,535

The Company exchanged its Timberland for the buildings with the land use right on March 19, 2012 (see NOTE 8). The title transferring of the land use right has been completed and the Company obtained the land use right certificate on May 10, 2012. As of December 31, 2012, the land use right which amounted to $184,587 (RMB 1.15 million) represents the land use right located at Shanzhuangtou, Jinzhong, Shanxi Province was reclassified to Intangible assets.

NOTE 13. SHORT-TERM LOAN

Short-term loan consisted of the following:

	December 31,	December 31,
	2012	2011

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate based on six-month to one-year loan interest rate released by
The People's Bank of China.
The actual interest rate as of December 31, 2012 was 6.00%.
The term of the loan started from August 14, 2012 with maturity date on August 13, 2013. The loan was obtained by Taizihu and pledged by its buildings and land use right.	$2,407,666	$-

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate, based on six-month to one-year loan interest rate released by
The People's Bank of China.
The actual interest rate as of December 31, 2012 was 6.0%.
The term of the loan started from September 18, 2012 with maturity date on September 17, 2013. The loan was obtained by Taizihu and pledged by its buildings and land use right.	$1,444,600	$-

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd., bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of December 31, 2012 was 15.084%.
The term of the loan started from August 31, 2012 with maturity date on August 29, 2013. The loan was obtained by Jinzhong Yongcheng and guaranteed by Yuci Jinmao Food Processing Factory, a related party, for a period of two years starting from August 30, 2013.	$1,364,344	$-

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd., bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of December 31, 2012 was 15.084%.
The term of the loan started from August 31, 2012 with maturity date on August 29, 2013. The loan was obtained by Jinzhong Yuliang and guaranteed by Yuci Jinmao Food Processing Factory, a related party, for a period of two years starting from August 30, 2013.	$1,364,344	$-

Bank loan payable to Dah Sing Bank (China) Co., Ltd, bearing interest at a fixed rate of prime rate plus 20% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of December 31, 2012 was 7.2%.
The term of the loan started from July 18, 2012 with maturity date on July 17, 2013. The loan was obtained by Detian Yu and guaranteed by Mr Tian Wenjun for a period of one year starting from July 18, 2013.	$1,284,089	$-

Bank loan payable to China Merchants Bank Beijing Dongzhimen subbranch, bearing interest at a floating rate of prime rate plus 20% of prime rate, of which prime rate was based on one-year loan interest rate released by The People's Bank of China. The actual interest rate as of December 31, 2012 was 7.20%.
The term of the loan started from January 11, 2012 with maturity date on January 10, 2013. The loan was obtained by Detain Yu and guaranteed by Beijing Agriculture Guarantee Ltd. for a period of one year starting from November 30, 2011.	$264,843	$-
The loan was paid off on January 10, 2013.

The bank loan of $160,511.00 (or RMB1,000,000.00) payable to Bank of Beijing Haidian Branch, bearing interest at a fixed rate of prime rate plus 50% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of December 31, 2012 was 9%.
The term of the loan started from September 28, 2012 with maturity date on September 27, 2013. The loan was obtained by Detian Yu and guaranteed by Mr. Tian Wenjun for a period of one year.
On December 21, 2012 the loan was repaid for $40,128 (or RMB250,000.00), as of December 31, 2012, the loan balance was $120,383 (or RMB750,000.00).	$120,383	$-

Bank loan payable to Bank of Communications Gongzhufen subbranch, bearing interest at a fix rate of prime rate, of which prime rate was based on one-year loan interest rate released by The People's Bank of China. The actual interest rate as of December 31, 2012 was 6%.
The term of the loan started from December 12, 2012 with maturity date on December 12, 2013. The loan was obtained by Detain Yu.	$14,446	$-

Loan payable to Hangzhou TianCi Investment Management Co.,
Ltd., an unrelated party. The loan was unsecured, bearing no interest and no due date was specified. The loan was obtained by Jiruhai.	$58,908	$58,311

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
The loan was paid off on November 29,2012.	$-	$2,121,101

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd, bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of December 31, 2011 was 15.084%.
The term of the loan started from August 8, 2011 with maturity date on August 7, 2012. The loan was obtained by Jinzhong Deyu and guaranteed by Jinzhong Juntai Automotive Parts Manufacturing Co., Ltd., for a period of two years starting from August 7, 2012. The loan was paid off on August 20, 2012.	$-	$1,588,840

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd., bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of December 31, 2011 was 15.084%.
The term of the loan started from August 9, 2011 with maturity date on August 7, 2012. The loan was obtained by Jinzhong Yongcheng and guaranteed by Yuci Jinmao Food Processing Factory, a related party, for a period of two years starting from August 7, 2012. The loan was paid off on August 21, 2012.	$-	$1,350,514

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
The loan was paid off on August 20, 2012.	$-	$1,350,514

Bank loan payable to Bank of Communications, bearing interest at a floating rate of prime rate plus 30% of prime rate, of which prime rate was based on one-year loan interest rate released by The People's Bank of China.
The actual interest rate as of December 31, 2011 was 8.5280%. The term of the loan started from May 10, 2011with maturity date on May 9, 2012. The loan was obtained by Detian Yu and guaranteed by Zhongyuan Guoxin Credit Guarantee Co., Ltd.,
Wenjun Tian and Jianming Hao for a period of one year starting from May 10, 2011. The loan was paid off on May 9, 2012.	$-	$7,944,200

Total	$8,323,623	$14,413,480

Loan payable to Hangzhou TianCi Investment Management Co., Ltd. was unsecured, bear no interest and no due date was specified.

NOTE 14. NOTES PAYABLE

Notes payable consisted of the following:

	December 31,	December 31,
	2012	2011

Bank notes payable to Jinzhong Haida Nongyi Trading Co., Ltd.
issued by Bank of Communication at Beijing Dongzhimen branch, bearing no interest and no finance charge.This note is
for August 17, 2011 through February 17, 2012.The note was
obtained and issued by Detian Yu Biotechnology (Beijing) Co., Ltd.
The note was paid off on March 7, 2012.	$-	$1,588,840
Total	$-	$1,588,840

NOTE 15. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,	December 31,
	2012	2011
Accrued VAT and other taxes	$428,552	$412,437
Accrued payroll	288,584	266,983
Others	789,640	469,785
Total	$1,506,776	$1,149,205

NOTE 16. INCOME TAXES

United States

Deyu Agriculture Corp. is incorporated in the State of Nevada in the United States of America and is subject to the U.S. federal and state taxation. No provision for income taxes have been made as the Company has no taxable income in the U.S. The applicable income tax rate for the Company for years ended December 31, 2012 and 2011 was 34%. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

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

The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2012 and 2011:

	For the Years Ended
	December 31,
	2012	2011
Current income tax expense
U.S.	$-	$-
PRC	886,768	-
Total current expense	$886,768	$-

Deferred income tax expense (benefit)
U.S.	$-	$-
PRC	878,746	(1,112,658)
Income tax expense attributable to discontinued operations	-	1,297,042
Income tax expense attributable to continuing operations	$1,765,514	$184,384

The following is a reconciliation of the statutory tax rate to the effective tax rate of the continuing operations for the years ended December 31, 2012 and 2011:

	For the Years Ended
	December 31,
	2012	2011
Expected U.S. income tax expense	34.0%	34.0%
Increase (decrease) in taxes resulting from:
Tax-exempt income	-33.6%	-39.0%
Foreign tax differential	-0.2%	0.9%
Change in valuation allowance	10.0%	5.6%
Intercompany elimination	-0.9%	-0.6%
Other	0.4%	0.0%
Income tax expense attributable to continuing operations	9.7%	0.9%

Significant components of the Company’s net deferred tax assets as of December 31, 2012 and 2011 are presented in the following table:

	December 31,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards (NOL)	$3,430,118	$2,255,365
Share-based compensation	391,339	351,203
Deferred tax assets acquired in business combination	88,208	-
Total	3,909,665	2,606,568
Less: Valuation allowance	(3,909,665)	(1,813,056)
Total deferred tax assets, net	$-	$793,512

As of December 31, 2012, the Company accrued 100% valuation allowance on its deferred tax assets based on the change of assessment on the probability of future reversion.

NOTE 17. NET INCOME PER SHARE

Reconciliation of the basic and diluted net income per share was as follows:

	Amounts	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2012:
Net income from continuing operations attributable to common stockholders - basic	$16,008,670	10,598,603	$1.51
Preferred dividends applicable to convertible preferred stocks	446,748	2,015,505
Net income from continuing operations attributable to common stockholders - diluted	$16,455,418	12,614,108	$1.30

Net income attributable to common stockholders - basic	$16,008,670	10,598,603	$1.51
Preferred dividends applicable to convertible preferred stocks	446,748	2,015,505
Net income attributable to common stockholders - diluted	$16,455,418	12,614,108	$1.30

For the year ended December 31, 2011:
Net income from continuing operations attributable to common stockholders - basic	$20,126,017	10,522,432	$1.91
Preferred dividends applicable to convertible preferred stocks	427,917	1,974,732
Net income from continuing operations attributable to common stockholders - diluted	$20,553,934	12,497,164	$1.64

Net income attributable to common stockholders - basic	$17,335,442	10,522,432	$1.65
Preferred dividends applicable to convertible preferred stocks	427,917	1,974,732
Net income attributable to common stockholders - diluted	$17,763,359	12,497,164	$1.42

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

Common Stock

As of the final closing of the Private Placement, we had 9,999,999 shares of common stock issued and outstanding. Between the final closing of the Private Placement and December 31, 2012, an aggregate of 538,267 shares of Series A convertible preferred stock were converted into 538,267 shares of common stock and an aggregate of 120,000 shares of common stock were issued. As of December 31, 2012, the total number of shares of common stock issued and outstanding was 10,658,266 shares.

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

As of December 31, 2012, an aggregate of 538,267 shares of Series A Preferred were converted into 538,267 shares of common stock. On July 29, 2011 and July 26, 2012, 66,379 and 55,995 shares of Series A Preferred were issued as dividends to the shareholders of Series A Preferred, respectively. As of December 31, 2012, the total number of shares of Series A Preferred issued and outstanding was 2,039,970 shares.

For the years ended December 31, 2012 and 2011, the Company recorded $446,748 and $427,917 preferred dividend expenses, respectively.

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

These fair values were necessary to develop relative fair value calculation for allocations of certain elements of the financing arrangement, principally proceeds and the related direct financing costs. The following tables reflect assumptions used to determine the fair value of the Series A Preferred:

		Series A	Series A
	Fair Value	Preferred	Preferred
	Hierarchy	April 27,	May 10,
	Level	2010	2010
Indexed common shares		1,866,174	589,689

Components of fair value:
Common stock equivalent value		$6,631,403	$2,083,094
Dividend feature		659,821	209,439
		$7,291,224	$2,292,533

Significant assumptions:
Common stock price	3	3.55	3.53
Horizon for dividend cash flow projection	3	2.00	2.00
Weighted average cost of capital ("WACC")	3	15.91%	15.55%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. There were no level 1 inputs.
(2)	Level 2 inputs are significant other observable inputs. There were no level 2 inputs.
(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety.

●	Stock price- Given that management did not believe our trading market price was indicative of the fair value of our common stock at the measurement date, the common stock price value was derived implicitly from an iterative process based upon the assumption that the consideration of the Private Placement was the result of an arm’s length transaction. The Private Placement was composed of shares of Series A Preferred and Series A Warrants which were both indexed to our common stock; accordingly, we used an iterative process to determine the value of our common stock in order for the fair value of the Series A Preferred and Series A Warrants to equal the amount of consideration received in the Private Placement.
●	Dividend horizon- We estimated the horizon for dividend payment at 2 years.
●	WACC- The rates utilized to discount the cumulative dividend cash flows to their present values were based on a weighted average cost of capital of 18.94% and 18.60%, as of April 27, 2010 and May 10, 2010, respectively. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require in an investment in companies similar in size and operating in similar markets as Deyu Agriculture Corporation. The cost of equity was determined using a build-up method which begins with a risk free rate and adds expected risk premiums designed to reflect the additional risk of the investment. Additional premiums or discounts related specifically to us and the industry are also added or subtracted to arrive at the final cost of equity rate. The cost of debt was determined based upon available financing terms.
●	Significant inputs and assumptions underlying the model calculations related to the warrant valuations are as follows:

The following tables reflect assumptions used to determine the fair value of the Warrants:

	Fair Value	April 27, 2010		May 10, 2010
	Hierarchy	Investor	Agent	Investor	Agent
	Level	warrants	warrants	warrants	Warrants

Indexed shares		746,479	130,632	235,883	41,279
Exercise price		5.06	4.84	5.06	4.84

Significant assumptions:
Stock price	3	3.55	3.55	3.53	3.53
Remaining term	3	5 years	5 years	5 years	5 years
Risk free rate	2	2.39%	2.39%	2.24%	2.24%
Expected volatility	2	45.25%	45.25%	45.47%	45.47%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	There were no Level 1 inputs.
(2)	Level 2 inputs include:

•	Risk-free rate- This rate is based on publicly-available yields on zero-coupon Treasury securities with remaining terms to maturity consistent with the remaining contractual term of the warrants
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

(3)	Level 3 inputs include:

•	Stock price- Given that management did not believe our trading market price was indicative of the fair value of our common stock at the measurement date, the stock price was determined implicitly from an iterative process based upon the assumption that the consideration of the Private Placement was the result of an arm’s length transaction.
•	Remaining term- We do not have a history to develop the expected term for our warrants. Accordingly, we have used the contractual remaining term in our calculations.

The following is a summary of the status and activity of warrants outstanding as of December 31, 2012:

Outstanding Warrants
Exercise Price	Number of Warrants	Average Remaining Contractual Life
$5.06	982,362	2.32 years
$4.84	171,911	2.32 years
Total	1,154,273

Number of Warrants
Outstanding as of January 1, 2012	1,154,273
Granted	-
Forfeited	-
Exercised	-
Outstanding as of December 31, 2012	1,154,273

NOTE 19.	SHARE-BASED COMPENSATION

As of December 31, 2012, the Company had one share-based compensation plan as described below. The compensation cost that had been charged against income for the plan was $120,853 and $428,702 for the year ended December 31, 2012 and 2011, respectively. The related income tax benefit recognized was $40,136 and $145,759 for the year ended December 31, 2012 and 2011, respectively. A 100% valuation allowance was assessed against the deferred tax assets derived from such tax benefit as of December 31, 2012 and 2011.

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
(ii)	33 1/3% of the option grants be vested twelve (12) months after the date of grant; and
(iii)	33 1/3% of the option grants be vested twenty-four (24) months after the date of grant

On March 8, 2012, our Board of Directors allocated to and authorized for use the maximum number of shares allowable pursuant to the terms of the Plan and granted 420,000 options under the Plan to independent directors, officers and key employees of the Company, of which included some new options and those re-granted after such options were forfeited by other former employees as a result of their resignations from the Company in accordance with the terms of their option agreements. All of granted options of this batch vest as follows:

(i)	50% of the options granted will vest six (6) months after the date of the grant; and
(ii)	50% of the options granted will vest twelve (12) months after the date of the grant.

On November 23, 2012, our Board of Directors allocated to and authorized to re-grant 150,000 options to a director of the Company after such options were forfeited by other former employees as a result of their resignations from the Company in accordance with the terms of their option agreements. All of the granted options of this batch vest as follows:

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

The following tables reflect assumptions used to determine the fair value of the option award:

Options granted on November 8, 2010:

Exercisable Period	12/8/2010 - 11/8/2020	11/8/2011 - 11/8/2020	11/8/2012 - 11/8/2020
Risk-free Rate (%)	1.12	1.27	1.46
Expected Lives (years)	5.04	5.50	6.00
Expected Volatility (%)	46.10	44.49	43.04
Expected forfeitures per year (%)	0.00-55.00	0.00-55.00	0.00-55.00
Dividend Yield (%)	0.00	0.00	0.00

Options granted on December 15, 2010:

Exercisable Period	1/15/2011 - 12/15/2020	12/15/2011 - 12/15/2020	12/15/2012 - 12/15/2020
Risk-free Rate (%)	2.15	2.32	2.50
Expected Lives (years)	5.04	5.50	6.00
Expected Volatility (%)	46.15	44.52	43.09
Expected forfeitures per year (%)	0.00	0.00	0.00
Dividend Yield (%)	0.00	0.00	0.00

Options granted on March 8, 2012:

Exercisable Period	09/08/2012 - 03/08/2020	03/08/2013 - 03/08/2020
Risk-free Rate (%)	0.94	1.00
Expected Lives (years)	5.25	5.49
Expected Volatility (%)	45.91	45.22
Expected forfeitures per year (%)	0.00	0.00
Dividend Yield (%)	0.00	0.00

Options granted on November 23, 2012:

Exercisable Period	12/23/2012 - 11/8/2020	11/23/2013 - 11/8/2020	11/23/2014 - 11/8/2020
Risk-free Rate (%)	0.53	0.60	0.68
Expected Lives (years)	4.02	4.48	4.98
Expected Volatility (%)	37.43	46.48	46.45
Expected forfeitures per year (%)	0.00	0.00	0.00
Dividend Yield (%)	0.00	0.00	0.00

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	There were no Level 1 inputs.
(2)	Level 2 inputs include:

•	Risk-free rate- This rate is based on continuous compounding of publicly-available yields on U.S. Treasury securities with remaining terms to maturity consistent with the expected term of the options at the dates of grant.
•	Expected volatility- We did not have a historical trading history sufficient to develop an internal volatility rate for use in the model. As a result, we have used a peer approach wherein the historical trading volatilities of certain companies with similar characteristics as ours and who had a sufficient trading history were used as an estimate of our volatility. In developing this model, no one company was weighted more heavily.

(3)	Level 3 inputs include:

•	Expected lives- The expected lives of options granted were derived from the output of the option valuation model and represented the period of time that options granted are expected to be outstanding.
•	Expected forfeitures per year- The expected forfeitures are estimated at the dates of grant and will be revised in subsequent periods pursuant to actual forfeitures, if significantly different from the previous estimates.

The estimates of fair value from the model are theoretical values of stock options and changes in the assumptions used in the model could result in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Company’s common stock when the stock options are exercised.

A summary of option activity under the Plan as of December 31, 2012, and changes during the year ended December 31, 2012 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding as of January 1, 2012	815,000	$4.40
Granted	570,000	$2.23
Exercised	-	$-
Forfeited	(261,000)	$4.40
Outstanding as of December 31, 2012	1,124,000	$3.30	4.26 years	$1,233,801
Exercisable as of December 31, 2012	814,000	$3.64	4.10 years	$1,101,827
Vested and expected to vest (1)	1,124,000	$3.30	4.26 years

(1) Includes vested shares and unvested shares after a forfeiture rate is applied.

A summary of the status of the Company’s unvested shares as of December 31, 2012, and changes during the year ended December 31, 2012 is presented below:

		Weighted-
		Average
		Grant-
		Date Fair
Unvested Shares	Shares	Value
Unvested as of January 1, 2012	271,667	$487,813
Granted	570,000	256,824
Vested	(444,667)	(450,864)
Forfeited	(87,000)	(161,799)
Unvested as of December 31, 2012	310,000	$131,974

NOTE 20.	RELATED PARTY TRANSACTIONS

Transactions

	For the Year Ended
	December 31,
	2012	2011
Sales to Beijing Yilian Gifts Tech. Development Co., Ltd.	$24,650	$3,250,946
Sales to Beijing Doukounianhua Biotechnology Co., Ltd.	8,427	21,471
Sales to Tieling Zhongnong Agriculture Technology Development Co., Ltd.	-	1,114,581
Sales to Jinshang International Finance Leasing Co.,Ltd	663	3,537

Mr. Jianming Hao, Chief Executive Officer of the Company is the former Executive Director of Beijing Yilian Gifts Tech. Development Co., Ltd. Jianbin Zhou, the Chief Operating Officer of the Company is the legal representative of Beijing Doukounianhua Biotechnology Co., Ltd. The prices in the transactions with related parties were determined according to the market price sold to or purchased from third parties.

Due from related parties

	December 31,	December 31,
	2012	2011

Due from Feng Liu	$315,369	$-
Due from Beijing Doukounianhua Biotechnology Co., Ltd.	43,182	24,666
Due from Hao He	34,330	-
Due form Jinshang International Finance Leasing Co., Ltd.	4,333	3,537
Due from Beijing Yilian Gifts Tech. Development Co., Ltd.	-	468,976
Due from Deyufarm Innovation Food (Beijing) Co., Ltd.	-	89,929
Total	$397,214	$587,108

Mr. Feng Liu is the legal representative and the non-controlling shareholder of Jilin Jinglong. Mr. Hao He is the former shareholder of Huichun and Taizihu. Mr. Wenjun Tian, the former President and Director of the Company is the Executive Director of Jinshang International Finance Leasing Co., Ltd. Jianming Hao, a Director and Chief Executive Officer of the Company, is the former Executive Director of Beijing Yilian Gifts Tech Development Co., Ltd.. Beijing Doukounianhua Biotechnology Co., Ltd.; the legal representative of which is Jianbin Zhou, the Company's Chief Operating Officer. Deyufarm Innovation Food (Beijing) Co., Ltd. was no longer considered a related party after the VIE termination on December 20, 2011 (see Note 1) simultaneously accompanied with the key executives of the Company resigning from all management posts in the VIE Group and selling their shares in the VIE Group to an unrelated individual.

Due to related parties

	December 31,	December 31,
	2012	2011

Due to Dongsheng International Investment Co., Ltd.	6,007,929	$2,899,633
Due to Mr. Wenjun Tian	2,660,623	2,542,144
Due to Beijing Yilian Gifts Tech. Development Co., Ltd.	265,291	-
Due to Deyufarm Innovation Food(Beijing) Co., Ltd.	-	3,338
Total	$8,933,843	$5,445,115

Mr. Wenjun Tian, the former President and Director of the Company, is the President and Executive Director of Dongsheng International Investment Co., Ltd. Those loans as of December 31, 2012 and 2011 are unsecured, bear no interest and no due date is specified.

Guarantees

As of December 31, 2012, Mr. Wenjun Tian provided guarantees on short-term loans obtained by Detian Yu. Yuci Jinmao Food Processing Factory, of which the legal representative is Junlian Zheng, the wife of Junde Zhang, Vice President of the Company, provided guarantees on short-term loans obtained by Jinzhong Yongcheng and Jinzhong Yuliang.

NOTE 21.	SEGMENT REPORTING

The Company defined reportable segments according to ASC Topic 280. In the fourth quarter of 2011, our management changed the structure of allocating resources and assessing the performance of the group. The new three segments were identified primarily based on the structure of allocating resources and assessing performance of the group, including corn division, grain division and bulk trading division. The segment reporting information for year ended December 31, 2012 was based on these three segments and that for the year ended December 31, 2011 was restated accordingly.

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

For the year ended	Corn	Grain	Bulk Trading
December 31, 2012	Division	Division	Division	Others	Total
Revenues from external customers	$151,047,762	$73,811,014	$29,187,322	$-	$254,046,098
Intersegment revenues	61,720	-	-	-	61,720
Interest revenue	17,224	11,799	8,803	20	37,846
Interest expense	(610,087)	(607,362)	(259,855)	-	(1,477,304)
Net interest (expense) income	(592,863)	(595,563)	(251,052)	20	(1,439,458)
Depreciation and amortization	(577,814)	(1,691,300)	(364)	(27,604)	(2,297,082)
Noncontrolling interest	-	-	-	46,599	46,599
Segment net profit (loss)	10,149,332	9,611,166	26,505	(3,378,184)	16,408,819

For the year ended	Corn	Grain	Bulk Trading
December 31, 2011	Division	Division	Division	Others	Total
Revenues from external customers	$177,723,149	$40,507,527	$43,345,990	$-	$261,576,666
Intersegment revenues	-	-	-	-	-
Interest revenue	33,733	3,867	4,469	90	42,159
Interest expense	(608,337)	(119,835)	(77,429)	-	(805,601)
Net interest (expense) income	(574,604)	(115,968)	(72,960)	90	(763,442)
Depreciation and amortization	479,538	475,854	92	23,813	979,297
Noncontrolling interest	-	-	-	38,673	38,673
Segment net profit (loss)	19,388,742	2,500,612	2,964,146	(4,338,239)	20,515,261

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

	For the Year Ended
	December 31,
Corn Division :	2012	2011
Chongqin Sanwang Feed Co., Ltd.	5.1%	0.4%
Meishan Wens' Rear Lifestock Co., Ltd.	4.7%	-
Chengdu Zhengda Co. Ltd.	4.5%	5.7%
Top Three Customers as % of Total Gross Sales:	14.3%	6.1%

Grain Division :
Deyufarm Innovation Food (Beijing) Co., Ltd.	23.2%	0.3%
Beijing Suning Appliance Company Ltd.	22.0%	-
Shanxi Doukounianhua Food Co., Ltd.	3.0%	3.7%
Top Three Customers as % of Total Gross Sales	48.2%	4.0%

Bulk Trading Division :
Shanxi Zhengda Co., Ltd.	27.3%	0.4%
Shanxi Guchuan Food Co., Ltd.	23.6%	8.3%
Shanxi Helifeihua Trading Co., Ltd.	7.7%	8.9%
Top Three Customers as % of Total Gross Sales:	58.6%	17.6%

NOTE 22.	CONCENTRATION OF CREDIT RISK

As of December 31, 2012 and 2011, all of the Company’s cash balances in bank were maintained within the PRC where no rule or regulation currently in place to provide obligatory insurance for bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to such risks on its cash balances in banks.

For the years ended December 31, 2012 and 2011, all of the Company’s sales were generated in the PRC. In addition, all accounts receivable as of December 31, 2012 and 2011 were due from customers located in the PRC.

No single customer accounted for greater than 10% of the Company’s consolidated gross revenue for the years ended December 31, 2012 and 2011 or consolidated accounts receivable as of December 31, 2011. Beijing Suning Appliance Co., Ltd. accounted for 22.6% of the Company’s consolidated accounts receivable as of December 31, 2012 while no other single customer accounted for greater than 10% as of December 31, 2011.

NOTE 23.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases railroad lines, warehouses, and offices under operating leases. Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

As of December 31,	Operating Leases
2013	322,976
2014	298,663
2015	184,909
2016	168,858
2017	168,858
Thereafter	1,476,245
$2,620,509

Contingencies

On February 12, 2012, the Company’s former Chief Financial Officer alleged that the Company may have violated certain state and federal laws and regulations and upon receipt of such allegations, the Company's Audit Committee retained counsel to conduct an inquiry into such allegations. On March 27, 2012, the Company received a letter asserting a claim of wrongful termination in violation of public policy wherein the former Chief Financial Officer claims that he was terminated in retaliation for reporting and/or refusing to participate in such alleged violations. He also claims breach of employment contract and seeks payment of $250,000 plus the issuance of 60,000 shares of common stock in settlement for the claimed damages therein. On July 23, 2012, the Company was provided a copy of a complaint filed in the Superior Court of California, County of Orange, repeating the same allegations contained in the March 27, 2012 letter and also asserting claims for intentional and negligent infliction of emotional distress and failure to pay wages due at the time of termination. The Company subsequently filed demurrers to the Complaint that resulted in the plaintiff filing a First Amended Complaint on September 28, 2012 and a Second Amended Complaint on January 7, 2013, alleging essentially the same claims. The Company's answer to the Second Amended Complaint is due to be filed on March 25, 2013 following the most recent demurrer hearing that was held on March 14, 2013. The Court also held a Case Management Conference on March 14 and set a jury trial in this matter for December 9, 2013 and a Mandatory Settlement Conference for October 18, 2013.

The Company believes that such allegations and claims are without merit and intends to vigorously defend such allegations and claims. The Company will conduct formal discovery, including the taking of plaintiff's deposition, and the Company intends to file a motion for summary judgment to be heard prior to the October Mandatory Settlement Conference date. Because the inquiry is in its initial stages, the Company is not currently able to predict the probability of a favorable or unfavorable outcome, or the amount of any possible loss in the event of an unfavorable outcome. Consequently, no material provision or liability has been recorded for such allegations and claims as of December 31, 2012.

NOTE 24.	SUBSEQUENT EVENTS

On January 4, 2013, Taizihu obtained a bank loan of $722,300 (RMB4,500,000) from Agriculture Development Bank of China Quwo subbranch, bearing interest at the prime rate based on six-month to one-year loan interest rate released by The People's Bank of China. The term of the loan started from January 4, 2013 with maturity date on January 3, 2014. The loan was obtained by Taizihu and pledged by its machinery and equipments.

Management has evaluated subsequent events through March 25, 2013, the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2012 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

- 78 -