Form 10-Q
period 2013-03-31
Deyu Agriculture Corp.
filed 2013-05-13
CIK 1467746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

DEYU AGRICULTURE CORP.
(Exact name of registrant as specified in its charter)

Nevada	333-160476	80-0329825
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

Headquarters in China

Unit 1010, Block B, Huizhi Building,

No. 9 Xueqing Road,

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

As of May 11, 2013, there were 10,618,266 shares outstanding of the registrant’s common stock.

DEYU AGRICULTURE CORP.

FORM 10-Q

MARCH 31, 2013

Item 1. Financial Statements

DEYU AGRICULTURE CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$8,996,461	$4,937,279
Restricted cash	499,131	815,348
Accounts receivable, net	26,570,650	33,991,288
Due from related parties	162,604	397,214
Inventory	24,871,764	30,322,191
Advance to supplier	16,400,579	6,145,840
Prepaid expenses	413,962	1,453,184
Other current assets	308,477	340,456
Total Current Assets	78,223,628	78,402,800

Property, plant, and equipment, net	19,777,755	19,442,599
Construction-in-progress	1,905,392	2,614,491
Long-term Investment	58,608	58,426
Intangible assets, net	13,327,286	13,389,075

Total Assets	$113,292,669	$113,907,391

Liabilities and Equity

Current Liabilities
Short-term loan	$8,768,114	$8,323,623
Accounts payable	3,564,063	5,179,729
Advance from customers	5,501,706	2,249,282
Accrued expenses	1,426,295	1,506,776
Tax payable	432,171	305,712
Preferred stock dividends payable	116,279	229,171
Due to related parties	3,271,720	8,668,552
Other current liabilities	536,739	986,153
Total Current Liabilities	23,617,087	27,448,998

Equity
Series A convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 2,110,094 and 2,039,970 shares outstanding, respectively	2,110	2,040
Common stock, $.001 par value; 75,000,000 shares authorized, 10,618,266 and 10,658,266 shares outstanding, respectively	10,618	10,658
Additional paid-in capital	20,990,814	20,781,439
Other comprehensive income	6,036,644	5,737,793
Retained earnings	62,603,185	59,500,134
Total Stockholders' Equity	89,643,371	86,032,064
Noncontrolling Interests	32,211	426,329
Total Equity	89,675,582	86,458,393

Total Liabilities and Equity	$113,292,669	$113,907,391

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For The Three Months Ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Net revenue	$77,167,714	$62,739,469
Cost of goods sold	(68,363,540)	(50,319,668)
Gross Profit	8,804,174	12,419,801

Selling expenses	(3,198,595)	(4,158,372)
General and administrative expenses	(1,882,867)	(1,858,774)
Total Operating Expenses	(5,081,462)	(6,017,146)
Operating income	3,722,712	6,402,655

Interest income	8,100	11,538
Interest expense	(175,704)	(484,544)
Non-operating income	813	568,346
Total Other Expenses	(166,791)	95,340

Income before income taxes	3,555,921	6,497,995
Income taxes	(340,433)	(201,294)
Net income	3,215,488	6,296,701
Net loss attributable to noncontrolling interests:	3,619	21,434
Net income attributable to Deyu Agriculture Corp.	3,219,107	6,318,135
Preferred stock dividends	(116,055)	(110,075)
Net income available to common stockholders	3,103,052	6,208,060
Foreign currency translation (loss) gain	288,602	37,273
Comprehensive income	3,391,654	6,245,333
Other comprehensive income attributable to noncontrolling interests	10,249	292
Comprehensive income attributable to Deyu Agriculture Corp.	$3,401,903	$6,245,625

Net income attributable to common stockholders per share - basic:	$0.29	$0.59
Net income attributable to common stockholders per share - diluted:	0.25	0.50
Weighted average number of common shares outstanding - basic	10,646,266	10,564,774
Weighted average number of common shares outstanding - diluted	12,738,439	12,580,609

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Three Months Ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income available to common stockholders	$3,103,052	$6,208,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	599,415	595,270
Allowance for doubtful accounts	-	31,967
Share-based compensation	42,208	128,359
Preferred stock dividends accrued	116,055	110,075
Common stocks issued for services	(57,200)	-
Gain on bargain purchase	-	(499,079)
Deferred income tax expense (benefit)	-	30,327
Noncontrolling interests	(3,619)	(21,434)
Decrease (increase) in current assets:
Accounts receivable	7,511,752	8,368,802
Related-parties trade receivable	235,390	539,894
Inventories	5,576,393	(9,326,178)
Advance to suppliers	(10,215,902)	3,522,357
Prepaid expense and other current assets	1,074,083	(557,328)
Increase (decrease) in liabilities:
Accounts payable	(1,639,659)	602,144
Advance from customers	3,239,176	(6,298,935)
Accrued expense and other liabilities	(476,135)	511,846
Net cash provided by operating activities	9,105,009	3,946,147

CASH FLOWS FROM INVESTING ACTIVITIES
Construction and remodeling of factory and warehouses	(50,172)	-
Purchase of machinery and equipment	(4,414)	(24,524)
Consideration paid for acquisition	-	(5,183,125)
Advances to related parties	-	(78,863)
Cash held by the Taizihu Group at acquisition date	-	20,272
Net cash used in investing activities	(54,586)	(5,266,240)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayment of short-term loans from related parties	(5,735,157)	(251,834)
Net proceeds from short-term loans from bank and others	417,818	261,494
Cash released from restriction (restricted) for credit line of bank loans	318,137	1,584,728
Net repayments of short-term bank acceptance notes	-	(1,584,811)
Payment of preferred dividends	-	(219,290)
Net cash used in financing activities	(4,999,202)	(209,713)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	7,961	23,348

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	4,059,182	(1,506,458)
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	4,937,279	8,741,703
CASH & CASH EQUIVALENTS, ENDING BALANCE	$8,996,461	$7,235,245

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$215,166	$-
Interest paid	$182,471	$332,094
NONCASH INVESTING AND FINANCING ACTIVITIES:
Construction completed and transferred to property, plant, and equipment	$767,494	$-

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

Restructuring

In November 2009, pursuant to a restructuring plan intended to ensure compliance with PRC rules and regulations, City Zone, through a series of acquisitions and wholly-owned subsidiaries, acquired 100% of the equity interests in Jinzhong Deyu, Jinzheng Yuliang, and Jinzhong Yongcheng. The former shareholders and key management of Jinzhong Deyu, Jinzhong Yongcheng, and Jinzhong Yuliang became the ultimate controlling parties and key management of City Zone. This restructuring has been accounted for as a recapitalization of Jinzhong Deyu, Jinzhong Yongcheng and Jinzhong Yuliang with no adjustment to the historical basis of the assets and liabilities of these companies, while the historical financial positions and results of operations are consolidated as if the restructuring occurred as of the beginning of the earliest period presented in our accompanying consolidated financial statements. For the purpose of a consistent and comparable presentation, the consolidated financial statements have been prepared as if City Zone had been in existence since the beginning of the earliest and throughout the whole periods covered by these consolidated financial statements.

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

Consolidation Scope:

Details of our subsidiaries subject to consolidation are as follows:

	Domicile and		Percentage
	Date of	Registered	of
Name of Subsidiary	Incorporation	Capital	Ownership	Principal Activities
City Zone Holdings Limited ("City Zone")	British Virgin Islands, July 27, 2009	$20,283,581	100%	Holding company of Most Smart

Most Smart International Limited ("Most Smart")	Hong Kong, March 11, 2009	$1	100%	Holding company of Shenzhen Redsun

Redsun Technology (Shenzhen) Co., Ltd. ("Shenzhen Redsun")	The PRC, August 20, 2009	$30,000	100%	Holding company of Shenzhen JiRuHai, Taizihu and Huichun

Shenzhen JiRuHai Technology Co., Ltd.("Shenzhen JiRuHai")	The PRC, August 20, 2009	$14,638	100%	Holding company of Beijing Detian Yu

Detian Yu Biotechnology (Beijing) Co., Ltd. ("Detian Yu")	The PRC, November 30, 2006	$7,637,723	100%	Wholesale distribution of simple-processed and deep-processed packaged food products and staple food. Holding company of the following first five entities.

Jinzhong Deyu Agriculture Trading Co., Ltd. ("Jinzhong Deyu")	The PRC, April 22, 2004	$1,492,622	100%	Organic grains preliminary processing and wholesale distribution.

Jinzhong Yongcheng Agriculture Trading Co., Ltd. ("Jinzhong Yongcheng")	The PRC, May 30, 2006	$1,025,787	100%	Corns preliminary processing and wholesale

Jinzhong Yuliang Agriculture Trading Co., Ltd. ("Jinzhong Yuliang")	The PRC, March 17, 2008	$1,019,516	100%	Corns preliminary processing and wholesale distribution.

Tianjin Guandu Food Co., Ltd. ("Tianjin Guandu")	The PRC, June 21, 2011	$1,544,497	100%	Wholesale distribution of simple-processed and deep-processed packaged food products and staple food.

Hebei Yugu Grain Co., Ltd. ("Hebei Yugu")	The PRC, July 25, 2011	$1,563,824	70%	Wholesale distribution of grain products and operating or acting as an agent of import & export business for grain products.

Shanxi Taizihu Food Co., Ltd. (“Taizihu”) (1)	The PRC, July 27, 2003	$1,208,233	100%	producing and selling fruit beverages and soybean products.

Shanxi HuiChun Bean Products Co., Ltd. (“Huichun”) (1)	The PRC, September 2, 2007	$2,636,192	100%	producing and selling fruit beverages and soybean products.

Jilin Jinglong Agriculture Development Limited (“Jinglong”)	The PRC, October 10, 2012	$3,152,138	99%	procurement, storage and sales of corn and grain.

(1)Taizihu and Huichun became the wholly-owned subsidiaries of the Company on February 2, 2012 through a business acquisition. They have been within the scope of consolidation since February 2, 2012.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited consolidated financial statements include the financial statements of Deyu Agriculture Corp. and its subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation. Results of operations of companies purchased are included from the dates of acquisition.

These accompanying consolidated financial statements have been prepared in accordance with US GAAP. The Company’s functional currency is the Chinese Yuan, or Renminbi (“RMB”); however, the accompanying consolidated financial statements have been translated and presented in United States Dollars (“USD”).

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

As of March 31, 2013, the balance of restricted cash included: (a) $483,030 of cash was restricted as a pledge for a bank loan of $1,288,079 (RMB8,000,000) obtained from Dah Sing Bank (China) Co. Ltd. on July 16, 2012; (b) $16,101 of cash was restricted as a pledge for a bank loan of $14,491 (RMB90,000) obtained from Bank of Communications Gongzhufen Sub-branch.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2013 and December 31, 2012, the balance of accounts receivable greater than three months were not material.

Inventories

The Company's inventories are stated at lower of cost or market. Cost is determined on a moving-average basis. Costs of inventories include purchase and related costs incurred in delivering products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. As of March 31, 2013 and December 31, 2012, slow moving or obsolete inventories identified by management were not material.

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

Construction-in-progress

Construction-in-progress consists of amounts expended for the construction of a new factory park, and the cost of the portion of the land use right that the new factory park occupied. Construction-in-progress is not depreciated until such time as the assets are completed and put into service. Once factory park construction is completed, the cost accumulated in construction-in-progress will be transferred to property, plant, and equipment.

Long-lived assets

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), "Property, Plant, and Equipment" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. There was no impairment of long-lived assets as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012.

Intangible assets

For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. There was no impairment of intangible assets as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012.

Fair value measurements

FASB ASC 820, “Fair Value Measurements” (formerly SFAS No. 157) defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It requires that an entity measure its financial instruments to base fair value on exit price, maximize the use of observable units and minimize the use of unobservable inputs to determine the exit price. It establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

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

This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (ASC 820). This Staff Position delays the effective date of SFAS No. 157 (ASC 820) for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 (ASC 820) had no effect on the Company's financial position or results of operations for the three months ended March 31, 2013.

We also analyze all financial instruments with features of both liabilities and equity under ASC 480-10 (formerly SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”) and ASC 815-40 (formerly EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). We have determined ASC 480-10 (formerly SFAS 150) and ASC 815-40 (formerly EITF 00-19) had no material effect on our financial position or results of operations for the three months ended March 31, 2013.

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

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded. The estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. The sales discounts for the three months ended March 31, 2013 and 2012 were not material.

We offer a right of exchange on our grain products sold through our relationships with grocery store networks. The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased. In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes. For the three months ended March 31, 2013 and 2012, returns of our products were not material.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2013 and 2012 were $56,044 and $476,459, respectively.

Research and development

The Company expenses its research and development costs as incurred. Research and development expenses for the three months ended March 31, 2013 and 2012 were not material.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements for the three months ended March 31, 2013.

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

Recent pronouncements

In July 2012, FASB issued an amendment (ASU No. 2012-02) to Intangibles–Goodwill and Other (ASC Topic 350). In accordance with the amendments in this Update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance had no material impact on our consolidated financial position or results of operations for the three months ended March 31, 2013.

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

NOTE 3. BUSINESS COMBINATION

On February 2, 2012, Shenzhen Redsun, a wholly-owned subsidiary of the Company, acquired 100% of the equity interests of the Taizihu Group for cash consideration of $5,502,181 (RMB 34,705,000).  The acquisition was accounted for as a business combination under the purchase method of accounting. The Taizihu Group’s results of operations were included in Deyu’s results beginning February 2, 2012.  The purchase price has been allocated to the assets acquired and the liabilities assumed based on their fair value at the acquisition date as summarized in the following:

Purchase price	$5,502,181

Allocation of the purchase price:
Cash and cash equivalents	28,867
Restricted cash	240,474
Accounts receivable, net	133,863
Inventory	1,373,222
Advance to supplier	840,849
Prepaid expenses	5,412
Other current assets	445,287
Property, plant, and equipment, net	5,891,772
Construction-in-progress	1,673,997
Long-term Investment	57,705
Other assets	59,448
Intangible assets, net	2,823,087
Short-term loan	(6,499,683)
Accounts payable	(319,077)
Advance from customers	(225,819)
Accrued expenses	(167,453)
Tax Payable	(65,192)
Due to related parties	(80,551)
Other current liabilities	(214,948)
Fair value of net assets acquired	6,001,260

Gain on bargain purchase	$(499,079)

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	December 31,
	2013	2012
Accounts receivable	$26,575,542	$33,996,165
Less: Allowance for doubtful accounts	(4,892)	(4,877)
Accounts receivable, net	$26,570,650	$33,991,288

NOTE 5. INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2013	2012
Raw materials	$4,634,738	$7,730,831
Work in process	251,965	73,131
Finished goods	18,972,680	21,761,558
Supplies	1,012,381	756,671
Total Inventory	$24,871,764	$30,322,191

NOTE 6. PREPAID EXPENSES

Prepaid expenses consisted of the following:

	March 31,	December 31,
	2013	2012
Prepaid rent	$242,427	$155,883
Deductible value-added taxes (VAT)	162,214	1,003,871
Prepaid expenses for investor relations	-	163,443
Prepaid other expenses	9,321	129,987
Total	$413,962	$1,453,184

NOTE 7. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	March 31,	December 31,
	2013	2012
Automobiles	$1,015,576	$1,010,594
Buildings	17,356,578	16,534,542
Office equipment	441,917	467,739
Machinery and equipment	7,443,684	7,435,413
Furniture and fixtures	655,338	611,907
Total cost	26,913,093	26,060,195
Less: Accumulated depreciation	(7,135,338)	(6,617,596)
Property, plant, and equipment, net	$19,777,755	$19,442,599

The buildings owned by the Company located in Jinzhong and Quwo in Shanxi Province, China are used for production, warehousing and offices for our corn and grains business.

As of March 31, 2013, $5.7 million (RMB 35.2 million) of buildings, machinery and equipment owned by the Taizihu Group were pledged as collateral for short-term bank loans.

Depreciation expense for the three months ended March 31, 2013 and 2012 were $496,855 and $411,688, respectively.

NOTE 8. CONSTRUCTION-IN-PROGRESS

Construction-in-progress amounted to $1,905,392 as of March 31, 2013 mainly represents payment on the construction of a new factory park and the partial cost of the land use right where the new factory park occupies in Huichun.

NOTE 9. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2013	2012
Land use rights	$13,199,398	$13,158,508
Software-ERP System and B2C platform	1,062,295	1,059,004
Less: Accumulated amortization	(934,407)	(828,437)
Total	$13,327,286	$13,389,075

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

Taizihu leases and has obtained a certificate of right to use on 100,000 square meters of industrial land from the PRC Government in Quwo County, Shanxi Province where the Taizihu Group’s buildings and production facility are located. The term of the right is 50 years from October 28, 2008 to October 27, 2058. The amortization of the land use right was commenced in October 2008 using the straight-line method over 50 years. Of the 100,000 square meters of land, approximately 26,000 square meters amounting to $966,886 were used for the construction of a new factory park and were reclassified from intangible assets to construction-in-progress and as reported on the consolidated balance sheets of the Company as of March 31, 2013 and December 31, 2012. The land use right used for the construction of the new factory park has been suspended for amortization since January 2011 when the construction commenced.

As of March 31, 2013, $3,864,236 (RMB 24 million) of the land use right owned by Taizihu Group was pledged as collateral for short-term bank loans, of which $966,059 (RMB 6.0 million) was reclassified under construction-in-progress.

Amortization expense of the intangible assets for the three months ended March 31, 2013 and 2012 were $102,560 and $47,004, respectively.

NOTE 10. SHORT-TERM LOAN

Short-term loan consisted of the following:

	March 31,	December 31,
	2013	2012

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of March 31, 2013 and December 31, 2012 was 6.00%. The term of the loan started from August 14, 2012 with a maturity date of August 13, 2013. The loan was obtained by Taizihu and pledged by its buildings and land use right.	$2,415,148	$2,407,666

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate, based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of March 31, 2013 and December 31, 2012 was 6.0%. The term of the loan started from September 18, 2012 with a maturity date of September 17, 2013. The loan was obtained by Taizihu and pledged by its buildings and land use right.	1,449,089	1,444,599

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd., bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of March 31, 2013 and December 31, 2012 was 15.084%. The term of the loan started from August 31, 2012 with a maturity date of August 29, 2013. The loan was obtained by Jinzhong Yongcheng and guaranteed by Yuci Jinmao Food Processing Factory, a related party, for a period of two years starting from August 30, 2013.	1,368,584	1,364,344

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd., bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of March 31, 2013 and December 31, 2012 was 15.084%. The term of the loan started from August 31, 2012 with a maturity date of August 29, 2013. The loan was obtained by Jinzhong Yuliang and guaranteed by Yuci Jinmao Food Processing Factory, a related party, for a period of two years starting from August 30, 2013.	1,368,584	1,364,344

Bank loan payable to Dah Sing Bank (China) Co., Ltd, bearing interest at a fixed rate of prime rate plus 20% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of March 31, 2013 and December 31, 2012 was 7.2%. The term of the loan started from July 18, 2012 with a maturity date of July 17, 2013. The loan was obtained by Detian Yu and guaranteed by Mr Tian Wenjun for a period of one year starting from July 18, 2013.	1,288,079	1,284,088

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate, based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of March 31, 2013 was 6.0%. The term of the loan started from January 7, 2013 with a maturity date of December 29, 2013. The loan was obtained by Taizihu and pledged by its buildings and land use right.	724,544	-

Bank loan of $160,511.00 (RMB1,000,000.00) payable to Bank of Beijing Haidian Branch, bearing interest at a fixed rate of prime rate plus 50% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of March 31, 2013 and December 31, 2012 was 9%. The term of the loan started from September 28, 2012 with a maturity date of September 27, 2013. The loan was obtained by Detian Yu and guaranteed by Mr. Tian Wenjun for a period of one year. On December 21, 2012 the loan was repaid for $40,252 (RMB250,000.00), as of March 31, 2013, the loan balance was $80,505 (RMB500,000.00).	80,505	120,383

Loan payable to Hangzhou TianCi Investment Management Co., Ltd., an unrelated party. The loan is unsecured, bearing no interest and no due date was specified. The loan was obtained by Jiruhai.	59,090	58,910

Bank loan payable to Bank of Communications Gongzhufen subbranch, bearing interest at a fix rate of prime rate, of which prime rate was based on one-year loan interest rate released by The People's Bank of China. The actual interest rate as of March 31, 2013 and December 31, 2012 was 6.310%. The term of the loan started from December 12, 2012 with a maturity date of December 12, 2013. The loan was obtained by Detain Yu.	14,491	14,446

Bank loan payable to China Merchants Bank Beijing Dongzhimen subbranch, bearing interest at a floating rate of prime rate plus 20% of prime rate, of which prime rate was based on one-year loan interest rate released by The People's Bank of China. The actual interest rate as of March 31, 2013 and December 31, 2012 was 7.20%. The term of the loan started from January 11, 2012 with a maturity date of January 10, 2013. The loan was obtained by Detain Yu and guaranteed by Beijing Agriculture Guarantee Ltd. for a period of one year starting from November 30, 2011. The loan was paid off on January 10, 2013.	-	264,843

Total	$8,768,114	$8,323,623

NOTE 11. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
	2013	2012
Accrued VAT and other taxes	$633,809	$428,552
Accrued payroll	225,850	288,584
Others	566,636	789,640
Total	$1,426,295	$1,506,776

NOTE 12. INCOME TAXES

United States

Deyu Agriculture Corp. is incorporated in the State of Nevada in the United States of America and is subject to the U.S. federal and state taxation. No provision for income taxes have been made as the Company has no taxable income in the U.S. The applicable income tax rate for the Company for the three months ended March 31, 2013 and 2012 was 34%. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

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

The provision for income taxes on income consists of the following for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended
	March 31,
	2013	2012
Current income tax expense (benefit)
U.S.	$-	$-
PRC	340,433	170,967
Total current expense (benefit)	$340,433	$170,967

Deferred income tax expense (benefit)
U.S.	$-	$-
PRC	-	30,327
Income tax expense (benefit)	$340,433	$201,294

The following is a reconciliation of the statutory tax rate to the effective tax rate for the three months ended March 31, 2013 and 2012:

	For The Three Months Ended
	March 31,
	2013	2012
Expected U.S. income tax expense	34.0%	34.0%
Increase (decrease) in taxes resulting from:
Tax-exempt income	-28.8%	-30.2%
Foreign tax differential	-1.3%	-0.7%
Change in valuation allowance	7.4%	3.2%
Intercompany elimination	-1.8%	-2.6%
Other	0.1%	0.6%
Income tax expense (benefit)	9.6%	4.3%

Significant components of the Company’s net deferred tax assets as of March 31, 2013 and December 31, 2012 are presented in the following table:

	March 31,	December 31,
	2013	2012
Deferred tax assets
Net operating loss carryforwards (NOL)	$3,655,890	$3,430,118
Share-based compensation	405,690	391,339
Deferred tax assets acquired in business combination	88,482	88,208
Total	4,150,062	3,909,665
Less: Valuation allowance	(4,150,062)	(3,909,665)
Total deferred tax assets, net	$-	$-

 As of March 31, 2013, the Company accrued a 100% valuation allowance on its deferred tax assets based on the assessment on the probability of future reversion.

NOTE 13. NET INCOME PER SHARE

Reconciliation of the basic and diluted net income per share was as follows:

	Amounts	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months ended March 31, 2013:
Net income attributable to common stockholders - basic	$3,103,052	10,646,266	$0.29
Preferred dividends applicable to convertible preferred stocks	116,055	2,092,173
Net income attributable to common stockholders - diluted	$3,219,107	12,738,439	$0.25

For the Three Months ended March 31, 2012:
Net income attributable to common stockholders - basic	$6,208,060	10,564,774	$0.59
Preferred dividends applicable to convertible preferred stocks	110,075	2,015,835
Net income attributable to common stockholders - diluted	$6,318,135	12,580,609	$0.50

NOTE 14. SHAREHOLDERS’ EQUITY

Reverse Acquisition and Private Placement

On April 27, 2010, we completed the acquisition of City Zone by means of a Share Exchange with (i) City Zone, (ii) the City Zone Shareholders and (iii) our principal shareholders (see NOTE 1). Pursuant to the terms of the Share Exchange, Expert Venture and the other City Zone Shareholders transferred to us all of the shares of City Zone in exchange for the issuance of 8,736,932 shares of our common stock so that Expert Venture and the other minority shareholders of City Zone shall own at least a majority of our outstanding shares.

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

In connection with the Private Placement, Maxim Group, LLC acted as our financial advisor and placement agent (the “Placement Agent” or “Maxim”). The Placement Agent received a cash fee equal to 7% of the gross proceeds of the Private Placement. Maxim also received warrants to purchase 171,911 shares of our common stock at a price per share of $4.84 (the “Placement Agent Warrants”). Pursuant to the original placement agreement entered into by and between Detian Yu and the Placement Agent on January 27, 2010 (the “Original Placement Agreement”), we engaged the Placement Agent to act as the exclusive agent to sell the Units in this offering on a “commercially reasonable efforts basis.” The Placement Agent also received a cash corporate finance fee equally to 1% of our gross proceeds raised in the offering, payable at the time of each closing; five (5) year warrants to purchase that number of shares of Series A convertible preferred stock equal to 5% of the aggregate number of shares of Series A convertible preferred stock underlying the Units issued pursuant to the offering; and a non-refundable cash retainer of $25,000 payable upon the execution of the retainer agreement. We also agreed to pay for all of the reasonable expenses the Placement Agent incurred in connection with the offering.

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

Common Stock

As of the final closing of the Private Placement, we had 9,999,999 shares of common stock issued and outstanding. Between the final closing of the Private Placement and March 31, 2013, an aggregate of 538,267 shares of Series A convertible preferred stock were converted into 538,267 shares of common stock and an aggregate of 80,000 shares of common stock were issued. As of March 31, 2013, the total number of shares of common stock issued and outstanding was 10,618,266 shares.

Series A Convertible Preferred Stock

Holders of Series A convertible preferred stock (“Series A Preferred”) are entitled to receive cumulative dividends in preference to the holders of our common stock at an annual rate of 5% of the applicable per Series A Preferred original purchase price (the “Dividend Preference” and the “Dividends”). If, after the Dividend Preference has been fully paid or declared and set apart, the Company shall make any additional distributions, then the holders of Series A Preferred shall participate with the holders of common stock on an as-converted basis with respect to such distributions. Dividends are payable in cash or shares of Series A Preferred, at the Company’s option.

Upon any liquidation, dissolution or winding up of the Company, the holders of Series A Preferred will be entitled to receive, out of the assets of the Company available for distribution to its shareholders, an amount equal to $4.40 per share (the “Liquidation Preference Amount”), before any payment shall be made or any assets distributed to the holders of the common stock (the “Liquidation Preference”).

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

Current accounting standards require that we evaluate the terms and conditions of convertible preferred stock to determine (i) if the nature of the hybrid financial instrument, based upon its economic risks, is more akin to an equity contract or a debt contract for purposes of establishing classification of the embedded conversion feature and (ii) the classification of the host or hybrid financial instrument. Based upon a review of the terms and conditions of the Series A Preferred, the Company has concluded that the financial instrument is more akin to an equity financial instrument. The major consideration underlying this conclusion is that the Series A Preferred is a perpetual financial instrument with no stated maturity or redemption date, or other redemption that is not within the Company’s control. Other considerations in support of the equity conclusion included the voting rights and conversion feature into common shares. While the cumulative dividend feature may, in some instances, be likened to a debt-type coupon, the absence of a stated maturity date was determined to establish the cumulative dividend as a residual return, which does not obviate the equity nature of the financial instrument. Further, there are no cash redemption features that are not within the control of our management. As a result, classification in shareholders’ equity is appropriate for the Series A Preferred.

As of March 31, 2013, an aggregate of 538,267 shares of Series A Preferred were converted into 538,267 shares of common stock and aggregate of 192,498 shares of Series A Preferred were issued as dividends to the shareholders of Series A Preferred. As of March 31, 2013, the total number of shares of Series A Preferred issued and outstanding was 2,110,094 shares.

For the three months ended March 31, 2013 and 2012, the Company recorded $116,055 and $110,075 preferred dividend expenses, respectively.

Series A Warrants

We issued Series A Warrants to the Investors and the Placement Agent having strike prices of $5.06 and $4.84, respectively, and they expire in five (5) years. The strike prices are subject to adjustment only for changes in our capital structure, but allow for cashless exercise under a formula that limits the aggregate issuable common shares. There are no redemption features embodied in the warrants and they have met the conditions provided in current accounting standards for equity classification.

There were 982,362 Series A Warrants sold together with the Series A Preferred to the Investors, each of which:

(a)	entitles the holder to purchase one (1) share of common stock;
(b)

are exercisable at any time after consummation of the transactions contemplated by the Purchase

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

Aggregate gross proceeds from the two (2) closing events amounted to $10,805,750. Direct financing costs totaled $1,742,993, of which $1,555,627 was paid in cash and the balance of $187,366 represents the fair value of warrants linked to 171,911 shares of our common stock that were issued to Maxim. The proceeds and the related direct financing costs were allocated to the Series A Preferred and the Series A Warrants (classified in paid-in capital) based upon their relative fair values. The following table summarizes the components of the allocation:

		Paid-in
	Series A	Capital
	Preferred	Warrants	Total
Fair values of financial instruments	$10,248,092	$1,039,978	$11,288,070

Gross proceeds	$9,810,227	$995,523	$10,805,750
Direct financing costs	(1,581,550)	(161,443)	(1,742,993)
Fair value of placement agent warrants	-	187,366	187,366
	$8,228,677	$1,021,446	$9,250,123

Fair value considerations:

Our accounting for the sale of Series A Preferred and Series A Warrants, and the issuance of the Series A Warrants to Maxim required the estimation of fair values of the financial instruments on the financing inception date. The development of fair values of financial instruments requires the selection of appropriate methodologies and the estimation of often subjective assumptions. We selected the valuation techniques based upon consideration of the types of assumptions that market participants would likely consider in exchanging the financial instruments in market transactions. The Series A Preferred was valued based upon a common stock equivalent method, enhanced by the cumulative dividend feature. The dividend feature was valued as the estimated cash flows of the dividends discounted to present value using an estimated weighted average cost of capital. The warrants were valued using a Black-Scholes-Merton Valuation Technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments.

These fair values were necessary to develop relative fair value calculation for allocations of certain elements of the financing arrangement, principally proceeds and the related direct financing costs. The following tables reflect assumptions used to determine the fair value of the Series A Preferred:

		Series A	Series A
	Fair Value	Preferred	Preferred
	Hierarchy	April 27,	May 10,
	Level	2010	2010
Indexed common shares		1,866,174	589,689

Components of fair value:
Common stock equivalent value		$6,631,403	$2,083,094
Dividend feature		659,821	209,439
		$7,291,224	$2,292,533

Significant assumptions:
Common stock price	3	3.55	3.53
Horizon for dividend cash flow projection	3	2.00	2.00
Weighted average cost of capital ("WACC")	3	15.91%	15.55%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. There were no level 1 inputs.
(2)	Level 2 inputs are significant other observable inputs. There were no level 2 inputs.
(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety.

●	Stock price- Given that management did not believe our trading market price was indicative of the fair value of our common stock at the measurement date, the common stock price value was derived implicitly from an iterative process based upon the assumption that the consideration of the Private Placement was the result of an arm’s length transaction. The Private Placement was composed of shares of Series A Preferred and Series A Warrants which were both indexed to our common stock; accordingly, we used an iterative process to determine the value of our common stock in order for the fair value of the Series A Preferred and Series A Warrants to equal the amount of consideration received in the Private Placement.
●	Dividend horizon- We estimated the horizon for dividend payment at 2 years.
●	WACC- The rates utilized to discount the cumulative dividend cash flows to their present values were based on a weighted average cost of capital of 18.94% and 18.60%, as of April 27, 2010 and May 10, 2010, respectively. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require in an investment in companies similar in size and operating in similar markets as Deyu Agriculture Corp. The cost of equity was determined using a build-up method which begins with a risk free rate and adds expected risk premiums designed to reflect the additional risk of the investment. Additional premiums or discounts related specifically to us and the industry are also added or subtracted to arrive at the final cost of equity rate. The cost of debt was determined based upon available financing terms.
●	Significant inputs and assumptions underlying the model calculations related to the warrant valuations are as follows:

The following tables reflect assumptions used to determine the fair value of the Series A Warrants:

		April 27, 2010		May 10, 2010
	Fair Value
	Hierarchy	Investor	Agent	Investor	Agent
	Level	warrants	warrants	warrants	Warrants

Indexed shares		746,479	130,632	235,883	41,279
Exercise price		5.06	4.84	5.06	4.84

Significant assumptions:
Stock price	3	3.55	3.55	3.53	3.53
Remaining term	3	5 years	5 years	5 years	5 years
Risk free rate	2	2.39%	2.39%	2.24%	2.24%
Expected volatility	2	45.25%	45.25%	45.47%	45.47%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	There were no Level 1 inputs.

(2)	Level 2 inputs include:

·	Risk-free rate- This rate is based on publicly-available yields on zero-coupon Treasury securities with remaining terms to maturity consistent with the remaining contractual term of the Series A Warrants

·	Expected volatility- We did not have a historical trading history sufficient to develop an internal volatility rate for use in the model. As a result, we have used a peer approach wherein the historical trading volatilities of certain companies with similar characteristics as ours and who had a sufficient trading history were used as an estimate of our volatility. In developing this model, no one company was weighted more heavily.

(3)	Level 3 inputs include:

·	Stock price- Given that management did not believe our trading market price was indicative of the fair value of our common stock at the measurement date, the stock price was determined implicitly from an iterative process based upon the assumption that the consideration of the Private Placement was the result of an arm’s length transaction.
·	Remaining term- We do not have a history to develop the expected term for our warrants. Accordingly, we have used the contractual remaining term in our calculations.

The following is a summary of the status and activity of warrants outstanding as of March 31, 2013:

Outstanding Warrants
Exercise Price	Number of Warrants	Average Remaining Contractual Life
$5.06	982,362	2.07 years
$4.84	171,911	2.07 years
Total	1,154,273

Number of Warrants
Outstanding as of January 1, 2013	1,154,273
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March 31, 2013	1,154,273

NOTE 15.	SHARE-BASED COMPENSATION

As of March 31, 2013, the Company had one share-based compensation plan as described below. The compensation cost that had been charged against income for the plan was $42,208 and $128,359 for the three months ended March 31, 2013 and 2012, respectively. The related income tax benefit recognized was $14,351 and $43,642 for the three months ended March 31, 2013 and 2012, respectively. A 100% valuation allowance was assessed against the deferred tax assets derived from such tax benefit as of March 31, 2013 and 2012.

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

33 1/3% of the option grants vested twenty-four (24) months after the date of grant.

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

50% of the options granted vested six (6) months after the date of the grant; and

50% of the options granted vested twelve (12) months after the date of the grant.

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

The following tables reflect assumptions used to determine the fair value of the option award:

Options granted on November 8, 2010:

Exercisable Period	12/8/2010 - 11/8/2020	11/8/2011 - 11/8/2020	11/8/2012 - 11/8/2020
Risk-free Rate (%)	1.12	1.27	1.46
Expected Lives (years)	5.04	5.50	6.00
Expected Volatility (%)	46.10	44.49	43.04
Expected forfeitures per year (%)	0.00-55.00	0.00-55.00	0.00-55.00
Dividend Yield (%)	0.00	0.00	0.00

Options granted on December 15, 2010:

Exercisable Period	1/15/2011 - 12/15/2020	12/15/2011 - 12/15/2020	12/15/2012 - 12/15/2020
Risk-free Rate (%)	2.15	2.32	2.50
Expected Lives (years)	5.04	5.50	6.00
Expected Volatility (%)	46.15	44.52	43.09
Expected forfeitures per year (%)	0.00	0.00	0.00
Dividend Yield (%)	0.00	0.00	0.00

Options granted on March 8, 2012:

Exercisable Period	09/08/2012 - 03/08/2020	03/08/2013 - 03/08/2020
Risk-free Rate (%)	0.94	1.00
Expected Lives (years)	5.25	5.49
Expected Volatility (%)	45.91	45.22
Expected forfeitures per year (%)	0.00	0.00
Dividend Yield (%)	0.00	0.00

Options granted on November 23, 2012:

Exercisable Period	12/23/2012 - 11/8/2020	11/23/2013 - 11/8/2020	11/23/2014 - 11/8/2020
Risk-free Rate (%)	0.53	0.60	0.68
Expected Lives (years)	4.02	4.48	4.98
Expected Volatility (%)	37.43	46.48	46.45
Expected forfeitures per year (%)	0.00	0.00	0.00
Dividend Yield (%)	0.00	0.00	0.00

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	There were no Level 1 inputs.
(2)	Level 2 inputs include:

·	Risk-free rate- This rate is based on continuous compounding of publicly-available yields on U.S. Treasury securities with remaining terms to maturity consistent with the expected term of the options at the dates of grant.
·	Expected volatility- We did not have a historical trading history sufficient to develop an internal volatility rate for use in the model. As a result, we have used a peer approach wherein the historical trading volatilities of certain companies with similar characteristics as ours and who had a sufficient trading history were used as an estimate of our volatility. In developing this model, no one company was weighted more heavily.

(3)	Level 3 inputs include:

·	Expected lives- The expected lives of options granted were derived from the output of the option valuation model and represented the period of time that options granted are expected to be outstanding.
·	Expected forfeitures per year- The expected forfeitures are estimated at the dates of grant and will be revised in subsequent periods pursuant to actual forfeitures, if significantly different from the previous estimates.

The estimates of fair value from the model are theoretical values of stock options and changes in the assumptions used in the model could result in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Company’s common stock when the stock options are exercised.

A summary of option activity under the Plan as of March 31, 2013, and changes during the three months ended March 31, 2013 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding as of January 1, 2013	1,124,000	$3.30
Granted	-	$-
Exercised	-	$-
Forfeited	(32,000)	$4.40
Outstanding as of March 31, 2013	1,092,000	$3.27	4.11 years	$1,176,206
Exercisable as of March 31, 2013	992,000	$3.15	4.08 years	$1,169,770
Vested and expected to vest (1)	1,092,000	$3.27	4.11 years

(1) Includes vested shares and unvested shares after a forfeiture rate is applied.

A summary of the status of the Company’s unvested shares as of March 31, 2013, and changes during the three months ended March 31, 2013 is presented below:

		Weighted-
		Average
		Grant-
		Date Fair
Unvested Shares	Shares	Value
Unvested as of January 1, 2012	310,000	$131,974
Granted	-	-
Vested	210,000	125,538
Forfeited	-	-
Unvested as of March 31, 2013	100,000	$6,436

NOTE 16.	RELATED PARTY TRANSACTIONS

Transactions

	For The Three Months Ended
	March 31,
	2013	2012
Sales to Beijing Doukounianhua Biotechnology Co., Ltd.	$-	$8,899

Jianbin Zhou, the Chief Operating Officer of the Company, is the legal representative of Beijing Doukounianhua Biotechnology Co., Ltd. The prices in the transactions with related parties were determined according to the market price sold to or purchased from third parties.

Due from related parties

	March 31,	December 31,
	2013	2012

Due from Hao He	$114,941	$34,330
Due from Beijing Doukounianhua Biotechnology Co., Ltd.	43,316	43,182
Due form Jinshang International Finance Leasing Co., Ltd.	4,347	4,333
Due from Feng Liu	-	315,369
Total	$162,604	$397,214

Mr. Hao He is a former shareholder of Huichun and Taizihu. Mr. Wenjun Tian, the former President and Director of the Company, is the Executive Director of Jinshang International Finance Leasing Co., Ltd. Mr. Feng Liu is the legal representative and a non-controlling shareholder of Jilin Jinglong.

Due to related parties

	March 31,	December 31,
	2013	2012

Due to Dongsheng International Investment Co., Ltd.	$3,215,367	$6,007,929
Due to Mr. Feng Liu	56,353	-
Due to Mr. Wenjun Tian	-	2,660,623
Total	$3,271,720	$8,668,552

Mr. Wenjun Tian, the former President and Director of the Company, is the President and Executive Director of Dongsheng International Investment Co., Ltd. Those loans as of March 31, 2013 and December 31, 2012 are unsecured, bear no interest and no due date is specified.

Guarantees

As of March 31, 2013, Mr. Wenjun Tian provided guarantees on short-term loans obtained by Detian Yu. Yuci Jinmao Food Processing Factory, of which the legal representative is Junlian Zheng, the wife of Junde Zhang, the Vice President of the Company, provided guarantees on short-term loans obtained by Jinzhong Yongcheng and Jinzhong Yuliang.

NOTE 17.	SEGMENT REPORTING

The Company defined reportable segments according to ASC Topic 280. The segments, including corn division, grain division and bulk trading division, are identified primarily based on the structure of allocating resources and assessing performance of the group.

The corn division is in the business of purchasing corn from farmers, simple processing and distributing to agricultural product trading companies through wholesale. The business of the grain division is conducted by processing and distributing grains and other products. The business of the bulk trading division is conducted by bulk purchasing and the sale of raw grain.

For the three months ended	Corn	Grain	Bulk Trading
March 31, 2013	Division	Division	Division	Others	Total
Revenues from external customers	$35,425,984	$12,361,102	$29,380,628	$-	$77,167,714
Intersegment revenues	-	-	-	-	-
Interest revenue	3,774	735	3,361	230	8,100
Interest expense	(85,277)	(64,358)	(26,069)	-	(175,704)
Net interest (expense) income	(81,503)	(63,623)	(22,708)	230	(167,604)
Depreciation and amortization	(121,849)	(435,149)	(692)	(41,725)	(599,415)
Noncontrolling interest	-	-	-	3,619	3,619
Segment net profit (loss)	1,929,282	1,182,975	965,447	(862,216)	3,215,488

For the three months ended	Corn	Grain	Bulk Trading
March 31, 2012	Division	Division	Division	Others	Total
Revenues from external customers	$43,207,086	$14,650,645	$4,881,738	$-	$62,739,469
Intersegment revenues	-	-	-	-	-
Interest revenue	3,583	3,190	4,765	-	11,538
Interest expense	(214,903)	(207,432)	(62,209)	-	(484,544)
Net interest (expense) income	(211,320)	(204,242)	(57,444)	-	(473,006)
Depreciation and amortization	(191,959)	(397,123)	(90)	(6,098)	(595,270)
Noncontrolling interest	-	-	-	21,434	21,434
Segment net profit (loss)	3,515,022	2,716,663	457,230	(392,214)	6,296,701

All of our revenues were generated from customers in China. Sales to exporting agencies were denominated in RMB, the Company’s functional currency and were accounted for as domestic sales. All long-lived assets are located in China. The following tables set forth our three major customers in each segment:

	For the Three Months Ended
	March 31,
Corn Division :	2013	2012
Shichuan Xinnong Scientific and Technical Feed Co., Ltd.	7.8%	2.6%
Meishan Tongyi Enterprise Co., Ltd.	5.3%	2.6%
Deyang Guangdong Wens' Poultry Co., LTD	4.7%	-
Top Three Customers as % of Total Gross Sales:	17.8%	5.2%

Grain Division :
Deyufang Foods Co., Ltd.	44.5%	18.4%
Shanxi Doukounianhua Food Co., Ltd.	2.1%	8.8%
Hangzhou Tengguan Trading Co., Ltd.	1.9%	-
Top Three Customers as % of Total Gross Sales	48.5%	27.2%

Bulk Trading Division :
Jinzhong Kangshuai Jianmin Grain and Oil Trading Co., Ltd.	15.0%	-
Shanxi Zhengda Co., Ltd.	10.8%	-
Shanxi Helifeihua Trading Co., Ltd.	10.3%	27.2%
Top Three Customers as % of Total Gross Sales:	36.1%	27.2%

NOTE 18.	CONCENTRATION OF CREDIT RISK

As of March 31, 2013 and December 31, 2012, all of the Company’s cash balances in banks were maintained within the PRC where no rule or regulation currently in place to provide obligatory insurance for bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to such risks on its cash balances in banks.

For the three months ended March 31, 2013 and 2012, all of the Company’s sales were generated in the PRC. In addition, all accounts receivable as of March 31, 2013 and December 31, 2012 were due from customers located in the PRC.

No single customer accounted for greater than 10% of the Company’s consolidated gross revenue for the three months ended March 31, 2013 and 2012, or consolidated accounts receivable as of March 31, 2013 and December 31, 2012.

NOTE 19.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases railroad lines, warehouses and offices under operating leases. Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

As of March 31,	Operating Leases
2013	$317,574
2014	271,495
2015	180,653
2016	169,382
2017	169,382
Thereafter	1,438,489
$2,546,975

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

The Company subsequently filed demurrers to the Complaint that resulted in the plaintiff filing a First Amended Complaint on September 28, 2012 and a Second Amended Complaint on January 7, 2013, alleging essentially the same claims. The Company's answer to the Second Amended Complaint was filed on March 25, 2013 following the most recent demurrer hearing that was held on March 14, 2013. The Court also held a Case Management Conference on March 14 and set a jury trial in this matter for December 9, 2013 and a Mandatory Settlement Conference for October 18, 2013.

The Company believes that such allegations and claims are without merit and intends to vigorously defend such allegations and claims. The Company will conduct formal discovery, including the taking of plaintiff's deposition, and the Company intends to file a motion for summary judgment to be heard prior to the October Mandatory Settlement Conference date. Because the inquiry is in its initial stages, the Company is not currently able to predict the probability of a favorable or unfavorable outcome, or the amount of any possible loss in the event of an unfavorable outcome. Consequently, no material provision or liability has been recorded for such allegations and claims as of March 31, 2013.

NOTE 20.	SUBSEQUENT EVENTS

On April 19, 2013, the warehouses located in Taiyuan, Shanxi Province leased by the Company’s Grain Division were collapsed under a heavy snowstorm. Inventories of beans and grain flours stored in the warehouses were severely damaged as a result of the collapse.  Certain of those damaged inventories had been sold at lower than cost after the collapse.  Total loss from damaged inventories is estimated to be approximately $1.1 million.

Management has evaluated subsequent events through the date of this filing which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2013 have been incorporated into these consolidated financial statements, and except for the above disclosure, there are no other material subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

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

Summary of our Business

We are a vertically integrated producer, processor, marketer and distributor of organic and other agricultural products made from corn and grains operating in Shanxi Province in the People's Republic of China. We has access of 20 years to over 109,000 acres of farmland in Shanxi Province for breeding, cultivating, processing, warehousing and distributing corn and grain products. We have a nationwide sales network covering manufacturers, grain traders, wholesalers, distributors and retail stores. Our facilities include modern warehouses with storage capacity of over 100,000 tons and sophisticated production lines with annual production capacity of over 105,000 tons and 700,000 tons for grain products and corn, respectively.

A brief description of our products is set forth below, by division:

•	Corn Division – This division acquires unprocessed corn for value-added processing such as cleaning, drying packaging, etc. the main consumers for this division range from livestock feed companies to corn oil/corn starch manufacturing companies as well as governmental procurement agencies in China.

•	Bulk Trading Division –This division conducts bulk trading through procuring and wholesales of rice, flour, wheat, kidney beans, green beans and other agricultural products. The majority of our customers of this division include food manufacturers, grain trading companies, wholesalers and governmental procurement agencies in China.

•	Grain Division –This division acquires unprocessed grains including millet, green bean, soy bean, black rice and many other varieties of grains traditionally grown and consumed in China for value-added processing such as peeling, cleaning, grinding, packaging, etc. The Grain Division also produces and distributes deep processed grain products, such as bean based products, fruit vinegars and juices, noodles and other grain products. We sell our processed grain products to wholesalers, distributors, institutional clients and directly to consumers in retail stores.

We have adopted the operation mode of “Company + Farmers + Cultivation Base”. We have the cultivation base of 109,000 acres in Jinzhong in Shanxi Province for the supply of corn and grain by obtaining the land use rights to 17,000 acres of farmland with average remaining use life of 36 years and signing agricultural co-operative agreements with the governments of the counties and villages for the development of 92,000 acres for 18 years. We have established long term strategic partnerships with over 60,000 farmers to grow crops on farmland. We provide extensive agricultural services to the farmers to plan and harvest crops. Services include technical know-how and support, such as cultivation methods, seeding and logistics.

We are equipped with fully automatic and advanced production lines for grain processing with a total production capacity of over 105,000 tons. The advanced production lines and production technologies help produce grain products with high quality by maintaining the nutritional components of the products. We operate six self-owned warehouses, one rental warehouse and some temporary warehouses with total storage capacity of over 100,000 tons of food products and an annual turnover of 700,000 tons. This capacity helps us to reach economies of scale with low cost of processing and storage. Our production bases are located in Jinzhong and Quwo in Shanxi Province with convenient transportation. We have exclusive lease agreements with three railway lines for freight transportation in Jinzhong, which ensure speedy delivery of our products at a low cost.

We have cultivated a national network for corn and bulk trading with customers including various livestock feed companies, food manufacturers, corn oil/corn starch manufacturing companies, grain trading companies, wholesalers and governmental procurement agencies. Meanwhile, we sell our processed grain products to wholesalers, distributors, institutional clients and retail stores.

Operating revenue for the three months ended March 31, 2013 was $77,167,714, representing a 23.0% increase from $62,739,469 for the three months ended March 31, 2012. Our net income available to common shareholders for the three months ended March 31, 2013 was $3,103,052, representing a 50.0% decrease from $6,208,020 for the three months ended March 31, 2012.

Plan of Operation

We aspire to become a leading agriculture company in our industry, and we are working on key new strategies based on our core “Company + Farmers + Cultivation Base” concept, to achieve a sustainable growth. With the industrial and market resources we have accumulated and the presence we have established in the past few years, we believe Deyu has a solid foundation to continue to develop on its vertical value chain. With a view towards consolidating and expanding upon its industrial and market positioning, we plan to focus on the strategic aspects of industry and market development dynamics, and to integrate new resources and approaches to capture our market potential. We believe a strategically focused vision will help guide our growth with needed competitiveness in a vast and fast changing market place such as China.

We believe that the development and delivery of high quality agricultural services is the key to our strategic farming resources. One of our latest initiatives is digital agriculture service platform development. We believe our digital platform will not only provide our current clients and farmers with enhanced services, but, more importantly, also facilitate the extension of Deyu's value-added services to other potential clients and farms in different regions. Through the digital platform, we can achieve more efficient resource integration and sharing, structural optimization and strategic focus, all of which we believe are crucial to sustainable growth. In addition, the platform can serve as Deyu's key branding platform in the industry and marketplace. We believe we can compete more effectively by utilizing the platform to turn some key barriers imposed by the conventional approaches into strategic advantages.

We plan to continue our business development under new initiatives geared towards further business integration for more sustainable growth in the fiscal year of 2013. Given that retail sales of grains in supermarkets would likely not increase without incurring significant advertising and brand building expenses, and distribution expenses continue to rise which have contributed to the reduction of profits, our management decided to (a) gradually reduce the number of distribution venues by not renewing distribution contracts and (b) explore other retail distribution options, which could help increase efficiency and create positive branding effects. While we continue to grow the wholesale and bulk trading of corn and grain, we also plan to continue to align the Company with more well-established and better branded livestock feed manufacturers, and we plan to expand sales with a new platform under development to maximize efficiency with our cash management. At the same time, we will continue to expand our business through our newly-established subsidiary, Jinlong, in Jinlin Province as well as in other high grain producing areas in China.

Results of Operations for the Three Months Ended March 31, 2013 as Compared to the Three Months Ended March 31, 2012

	For The Three Months Ended
	March 31,
	2013	2012	Change	%

Net revenue	$77,167,714	$62,739,469	$14,428,245	23.0%
Cost of goods sold	(68,363,540)	(50,319,668)	(18,043,872)	35.9%
Gross Profit	8,804,174	12,419,801	(3,615,627)	-29.1%

Selling expenses	(3,198,595)	(4,158,372)	959,777	-23.1%
General and administrative expenses	(1,882,867)	(1,858,774)	(24,093)	1.3%
Total Operating Expense	(5,081,462)	(6,017,146)	935,684	-15.6%
Operating income	3,722,712	6,402,655	(2,679,943)	-41.9%

Interest income	8,100	11,538	(3,438)	-29.8%
Interest expense	(175,704)	(484,544)	308,840	-63.7%
Non-operating income	813	568,346	(567,533)	-99.9%
Total Other Expense	(166,791)	95,340	(262,131)	-274.9%

Income before income taxes	3,555,921	6,497,995	(2,942,074)	-45.3%
Income taxes	(340,433)	(201,294)	(139,139)	69.1%
Net income	3,215,488	6,296,701	(3,081,213)	-48.9%
Net loss attributable to noncontrolling interests	3,619	21,434	(17,815)	-83.1%
Net income attributable to Deyu Agriculture Corp.	3,219,107	6,318,135	(3,099,028)	-49.0%
Preferred stock dividends	(116,055)	(110,075)	(5,980)	5.4%
Net income available to common stockholders	$3,103,052	$6,208,060	$(3,105,008)	-50.0%

Net Revenue

Our net revenue for the three months ended March 31, 2013 was $77.2 million compared with $62.7 million for the three months ended March 31, 2012, an increase of $14.4 million, or 23.0%. This increase was the combined result of an increase of $24.5 million in bulk trading sales off-set by a decrease of $7.8 million in corn sales and a decrease of $2.3 million in grain sales. Sales derived from our Corn Division, Grain Division and Bulk Trading Division for the three months ended March 31, 2013 were $35.4 million, $12.4 million and $29.4 million, respectively, accounting for 45.9%, 16.0% and 38.1% of total net revenue, respectively.

The following table breaks down the distribution of our sales volume and amount by division and as a percentage of gross sales:

	For The Three Months Ended March 31,
	2013			2012
	Volume (ton)	Net Revenue	% of total sales	Volume (ton)	Net Revenue	% of total sales	Changes	%
Corn Division	96,000	$35,425,984	45.9%	120,328	$43,207,086	68.9%	$(7,781,102)	-18.0%
Grain Division	8,792	12,361,102	16.0%	9,700	14,650,645	23.4%	-2,289,543	-15.6%
Bulk Trading Division	47,747	29,380,628	38.1%	11,668	4,881,738	7.7%	24,498,890	501.8%
Total	152,539	$77,167,714	100.0%	141,696	$62,739,469	100.0%	$14,428,245	23.0%

Net revenue from our Corn Division for the three months ended March 31, 2013 was approximately $35.4 million, a decrease of $7.8 million, or approximately 18.0%, as compared to $43.2 million for the three months ended March 31, 2012. The decrease was mainly attributable to the weakening demand in the corn industry. The demand from livestock feeds factories weakened due to the decrease of pork prices and the spread of bird flu H7N9 from the fourth quarter of 2012.

Net revenue from our Grain Division for the three months ended March 31, 2013 was $12.4 million, a decrease of $2.3 million, or 15.6%, as compared to $14.7 million for the three months ended March 31, 2012. The decrease was mainly attributable to the decline of retail sales in supermarket and convenience stores, which was caused by our strategic shift from grain retail sales to wholesale or bulk trading.

Net revenue from our Bulk Trading Division for the three months ended March 31, 2013 was $29.4 million, an increase of $24.5 million, or 501.8% as compared to $4.9 million for the three months ended March 31, 2012. This increase was mainly attributable to our strategic shift from grain retail sales to wholesale or bulk trading.

Cost of Goods Sold

Cost of goods sold mainly consisted of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and packaging costs. Our cost of goods sold increased by $18.0 million, or 35.9%, from $50.3 million for the three months ended March 31, 2012 to $68.4 million for the three months ended 31, 2013. This increase was primarily attributable to the increase in sale volume of our bulk trading business.

Gross Profit

The following table breaks down the gross profit and gross margin by division:

	For The Three Months Ended March 31,
	2013			2012
	Gross Profit	% of total Gross Profit	Margin	Gross Profit	% of total Gross Profit	Margin
Corn Division	$4,777,809	54.3%	13.5%	$7,117,879	57.3%	16.5%
Grain Division	2,598,325	29.5%	21.0%	4,732,752	38.1%	32.3%
Bulk Trading Division	1,428,040	16.2%	4.9%	569,170	4.6%	11.7%
Total	$8,804,174	100%	11.4%	$12,419,801	100%	19.8%

Our gross profit decreased by $3.6 million, or 29.1%, from $12.4 million for the three months ended March 31, 2012 to $8.8 million for the three months ended March 31, 2013. The decrease was a combined result of a decrease in gross profits of $2.3 million in the Corn Division and a decrease of $2.1 million in the Grain Division, offset by an increase of $0.9 million in the Bulk Trading Division. Our gross margin decreased from 19.8% for the three months ended March 31, 2012 to 11.4% for the three months ended March 31, 2013. The decrease in gross margin was mainly the combined result of the simultaneous decline of gross margin in each division and the increased sales percentage of the bulk trading business, which had a relatively lower gross margin.

Gross profit in the Corn Division was $4.8 million, contributing to 54.3% of total gross profit for the three months ended March 31, 2013. Gross margin for our Corn Division was 13.5% for the three months ended March 31, 2013, down by 300 basis points from 16.5% for the three months ended March 31, 2012. The decrease in gross margin was mainly attributable to the weakening demand in the corn industry. Corn yielded a rich harvest in 2012 in China and the supply was sufficient, while the demand from livestock feeds factories weakened due to the decrease of pork prices and the spread of bird flu H7N9 from the fourth quarter of 2012.

Gross profit in the Grain Division was $2.6 million, contributing to 29.5% of total gross profit for the three months ended March 31, 2013. Gross margin for the Grain Division was 21.0% for the three months ended March 31, 2013, which decreased by 1130 basis points from 32.3% for the three months ended March 31, 2012. This decrease in gross margin was primarily due to our strategic shift from grain retail sales to wholesales, which has relatively lower gross margins but with fewer distribution expenses.

Gross profit in the Bulk Trading Division was $1.4 million, contributing to 16.2% of total gross profit for the three months ended March 31, 2013. Gross margin for the Bulk Trading Division was 4.9% for the three months ended March 31, 2013, which was relatively lower compared to our other Divisions as a result of its high turnover rate and relatively lower cost maintenance. Gross margin decreased by 680 basis points for the three months ended March 31, 2013 from 11.7% for the three months ended March 31, 2012. This decrease was mainly attributable to the variation in the composition of grain varieties with diversified gross margin. For the three months ended March 31, 2012, we executed one bulk trading transaction of kidney beans with a gross margin of about 31.0% based on what we believe to be an accurate anticipation of a market trend, and the gross margin excluding the kidney bean transaction was approximately 6.0%.

Selling Expenses

Selling expenses decreased by $1.0 million, or 23.1%, to $3.2 million for the three months ended March 31, 2013 as compared to $4.2 million for the three months ended March 31, 2012. This decrease was primarily due to the reduction of advertisement expenses and distribution expenses spent on retail sales.

General and Administrative Expenses

General and administrative expenses included payroll, professional services, rental, travels, depreciation and amortization. General and administrative expenses for the three months ended March 31, 2013 was $1.9 million, which was approximately the same for the three months ended March 31, 2012. There was no material fluctuation between the two periods.

Interest Expense

Interest expense for the three months ended March 31, 2013 was $0.2 million compared to $0.5 million for the three months ended March 31, 2012, a decrease of $0.3 million, or 63.7%. This decrease was mainly due to the decrease in the balances on loans. We had a decrease in the average loan balance from $22.2 million for the three months ended March 31, 2012 to $8.6 million for the three months ended March 31, 2013.

Non-operating income

Non-operating income was not material for the three months ended March 31, 2013, while non-operating income was $568,346 for the three months ended March 31, 2012, of which $499,079 constituted a gain on the bargain purchase prices in connection with the acquisitions of Taizihu and Huichun.

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

Income tax expenses were $340,433 for the three months ended March 31, 2013 and $201,294 for the three months ended March 31, 2012. Income tax expenses mainly represent the current income tax expenses derived from Taizihu and Huichun, both of which were subject to the 25% EIT rate.

Net Income

As a result of the above, we had net income available to common shareholders of $3.1 million for the three months ended March 31, 2013 compared to a net income of $6.2 million for the three months ended March 31, 2012, a decrease of $3.1 million, or 50.0%.

Liquidity and Capital Resources

The following summarizes the key components of our cash flows for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012

Net cash provided by operating activities	$9,105,009	$3,946,147
Net cash used in investing activities	(54,586)	(5,266,240)
Net cash used in financing activities	(4,999,202)	(209,713)
Effect of exchange rate change on cash and cash equivalents	7,961	23,348
Net (decrease) increase in cash and cash equivalents	$4,059,182	$(1,506,458)

Net cash provided by operating activities totaled approximately $9.1 million for the three months ended March 31, 2013 and $3.9 million for the three months ended March 31, 2012, an increase of $5.2 million. This increase was primarily attributable to the reduction of cash used to expand our business. Being an agriculture company, it is necessary for us to pay out a large amount of cash along with rapid sales growth. This is due to the fact that we need to grant credit for about 2 to 3 months to customers and at the same time we are required to make immediate cash payments to farmers and their agents for purchasing inventory before our accounts receivable can be collected from customers. In contrast, we believe we can collect cash while our sales maintain stable or decrease. We used $2.6 million of cash in accumulating net current assets to expand our business for the three months ended March 31, 2012 and we collected $5.3 million in cash from the reduction of net current assets for the three months ended March 31, 2013.

Net cash used in investing activities was approximately $0.1 million for the three months ended March 31, 2013 compared to $5.3 million for the three months ended March 31, 2012. We paid $5.2 million for the acquisition of the Taizihu Group for the three months ended March 31, 2012, while we spent $0.1 million for the construction of factories and purchasing of equipment for the three months ended March 31, 2013.

Net cash used in financing activities was approximately $5.0 million for the three months ended March 31, 2013 and $0.2 million for the three months ended March 31, 2012. We repaid an aggregate of $5.7 million of short-term loans from related parties and we received $0.4 million of net proceeds of short-term bank loans and $0.3 million of cash released from restriction for credit line of bank loans for the three months ended March 31, 2013, while we received $0.2 million of net proceeds of short-term bank loans, repaid $0.3 million of short-term loans from related parties, and paid $0.2 million preferred dividends for the three months ended March 31, 2012.

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

Contractual Obligations

The following table presents the Company’s material contractual obligations as of March 31, 2013:

Contractual		Less than			More than
Obligations	Total	1 year	1-3 years	3-5 years	5 years

Bank Loans	$8,768,114	$8,768,114	$-	$-	$-
Operating Lease Obligations	2,546,975	317,574	452,147	338,764	1,438,490
	$11,315,089	$9,085,688	$452,147	$338,764	$1,438,490

Summary of Certain Liquidity Events

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

33 1/3% of the option grants vested twenty-four (24) months after the date of grant.

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

50% of the options granted vested six (6) months after the date of the grant; and

50% of the options granted vested twelve (12) months after the date of the grant.

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

33 1/3% of the option grants shall vest twelve (12) months after the date of grant; and

33 1/3% of the option grants shall vest twenty-four (24) months after the date of grant.

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

As of March 31, 2013, the balance of restricted cash included: (a) $483,030 of cash was restricted as a pledge for a bank loan of $1,288,079 (RMB8,000,000) obtained from Dah Sing Bank (China) Co. Ltd. on July 16, 2012; (b) $16,101 of cash was restricted as a pledge for a bank loan of $14,491 (RMB90,000) obtained from Bank of Communications Gongzhufen Sub-branch.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2013 and December 31, 2012, the balances of accounts receivable greater than three months were not material.

Inventories

The Company's inventories are stated at lower of cost or market. Cost is determined on a moving-average basis. Costs of inventories include purchase and related costs incurred in delivering products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. As of March 31, 2013 and December 31, 2012, slow moving or obsolete inventories identified by management were not material.

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

Construction-in-progress

Construction-in-progress consists of amounts expended for the construction of a new factory park, and the cost of the portion of the land use right that the new factory park occupied. Construction-in-progress is not depreciated until such time as the assets are completed and put into service. Once the factory park construction is completed, the cost accumulated in construction-in-progress will be transferred to property, plant, and equipment.

Long-lived assets

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), "Property, Plant, and Equipment" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. There was no impairment of long-lived assets as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012.

Intangible assets

For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. There was no impairment of intangible assets as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012.

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

This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (ASC 820). This Staff Position delays the effective date of SFAS No. 157 (ASC 820) for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 (ASC 820) had no effect on the Company's financial position or results of operations for the three months ended March 31, 2013.

We also analyze all financial instruments with features of both liabilities and equity under ASC 480-10 (formerly SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”) and ASC 815-40 (formerly EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). We have determined ASC 480-10 (formerly SFAS 150) and ASC 815-40 (formerly EITF 00-19) had no material effect on our financial position or results of operations for the three months ended March 31, 2013.

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

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded. The estimates are based on historical sales returns, analysis of credit memo data, and other factors known at the time. The sales discounts for the three months ended March 31, 2013 and 2012 were not material.

We offer a right of exchange on our grain products sold through our relationships with grocery store networks. The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased. In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes. For the three months ended March 31, 2013 and 2012, returns of our products were not material.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2013 and 2012 were $56,044 and $476,459, respectively.

Research and development

The Company expenses its research and development costs as incurred. Research and development expenses for the three months ended March 31, 2013 and 2012 were not material.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements for the three months ended March 31, 2013.

Foreign currency translation and comprehensive income

U.S. GAAP requires that recognized revenue, expenses, gains, and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company is RMB. The unit of RMB is in Yuan. Translation gains are classified as an item of other comprehensive income in the shareholders’ equity section of the consolidated balance sheet.

Statement of cash flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Recent pronouncements

In July 2012, FASB issued an amendment (ASU No. 2012-02) to Intangibles–Goodwill and Other (ASC Topic 350). In accordance with the amendments in this Update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance had no material impact on our consolidated financial position or results of operations for the three months ended March 31, 2013.

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

 Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”)

The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Smaller reporting companies are not required to provide this information.

Item 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. At the conclusion of the period ended March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

The Company's answer to the Second Amended Complaint was filed on March 25, 2013 following the most recent demurrer hearing that was held on March 14, 2013. The Court also held a Case Management Conference on March 14 and set a jury trial in this matter for December 9, 2013 and a Mandatory Settlement Conference for October 18, 2013.

The Company believes that such allegations and claims are without merit and intends to vigorously defend such allegations and claims. The Company will conduct formal discovery, including the taking of plaintiff's deposition, and the Company intends to file a motion for summary judgment to be heard prior to the October Mandatory Settlement Conference date. Because the inquiry is in its initial stages, the Company is not currently able to predict the probability of a favorable or unfavorable outcome, or the amount of any possible loss in the event of an unfavorable outcome. Consequently, no material provision or liability has been recorded for such allegations and claims as of March 31, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1	Share Exchange Agreement Dated April 27, 2010 (1)

3.1	Articles of Incorporation of Deyu Agriculture Corp. (2)

3.2	Certificate of Amendment of Articles of Incorporation of Deyu Agriculture Corp. (3)

3.3	Bylaws of Deyu Agriculture Corp. (2)

4.1	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock (1)

4.2	Form of Series A Warrant (1)

10.1	Securities Purchase Agreement Dated April 27, 2010 (1)

10.2	Registration Rights Agreement Dated April 27, 2010 (1)

10.3	Form of Lock-Up Agreement Dated April 27, 2010 (1)

10.4	Securities Escrow Agreement Dated April 27, 2010 (1)

10.5	Placement Agent Agreement between the Company and Maxim Group, LLC dated January 27, 2010(6)

10.6	Share Transfer Agreement between Hong Wang and Yam Sheung Kwok dated April 26, 2010 (6)

10.7	Share Transfer Agreement between Jianming Hao and Yam Sheung Kwok dated April 26, 2010 (6)

10.8	Share Transfer Agreement between Wenjun Tian and Yam Sheung Kwok dated April 26, 2010 (6)

10.9	Share Transfer Agreement between Yongqing Ren and Yam Sheung Kwok dated April 26, 2010 (6)

10.10	Share Transfer Agreement between Junde Zhang and Yam Sheung Kwok dated April 26, 2010 (6)

10.11	Employment Agreement between David Lethem, as Chief Financial Officer, and the Company dated June 18, 2010 (4)

10.12	Certificate from China Organic Food Certification Center dated December 21, 2009 (6)

10.13	Corn Purchase Letter of Intent between Shanghai Yihai Trading Co., Ltd., Shanxi Office and Jinzhong Yuliang Agricultural Trading Co., Limited dated December 20, 2009 (6)

10.14	Warehouse Lease Agreement between Shanxi 661 Warehouse and Jinzhong Yongcheng Agricultural Trading Co., Limited dated December 21, 2006 (6)

10.15	Warehouse Lease Agreement between Shanxi Means of Production Company, Yuci Warehouse (formerly, the 671 Warehouse) and Jinzhong Yongcheng Agricultural Trading Co., Limited dated December 28, 2008 (6)

10.16	Railway Lease Agreement between Shanxi Cereal & Oil Group, Mingli Reservation Depot and Jinzhong Yongcheng Agriculture Trading Co., Limited dated December 21, 2006 (6)

10.17	Railway Lease Agreement between Shanxi Yuci Cereal Reservation Depot and Jinzhong Yongcheng Agriculture Trading Co., Limited dated November 15, 2007 (6)

10.18	Railway Lease Agreement between Yuci Dongzhao Railway Freight Station and Jinzhong Yongcheng Agriculture Trading Co., Limited dated December 21, 2006 (6)

10.19	Agricultural Technology Cooperation Agreement between Jinzhong Deyu Agriculture Trading Co., Ltd. and Millet Research Institute, Shanxi Academy of Agricultural Science dated October 2007 (6)

10.20	Agricultural Technology Cooperation Agreement between Sorghum Institute, Shanxi Academy of Agricultural Sciences and Jinzhong Deyu Agriculture Trading Co., Ltd. dated August 24, 2008 (6)

10.21	Certificate of Forest Rights for the Yuci Forest Right Certificate (2005) No. 01518 dated August 11, 2006 (6)

10.22	Farmland Transfer Agreement between Detian Yu Biotechnology (Beijing) Co. Ltd. and Shanxi Jinbei Plant Technology Co, Ltd. dated September 30, 2010 (6)

10.23	Land Use Rights Acquisition Contract Dated September 30, 2010 (5)

10.24	Deyu Agriculture Corp. 2010 Share Incentive Plan (7)

10.25	Exclusive Management and Consulting Service Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and Beijing Jundaqianyuan Investment Management Co., Ltd. (English translated version) (8)

10.26	Exclusive Management and Consulting Service Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and Jinzhong Longyue Investment Consulting Co., Ltd. (English translated version) (8)
10.27	Business Cooperation Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and Beijing Jundaqianyuan Investment Management Co., Ltd. (English Translated Version) (8)

10.28	Business Operation Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited, Beijing Jundaqianyuan Investment Management Co., Ltd. and each of the shareholders of Beijing Jundaqianyuan Investment Management Co., Ltd. (English translated version) (8)

10.29	Business Operation Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited, Jinzhong Longyue Investment Consulting Co., Ltd. and both of the shareholders of Jinzhong Longyue Investment Consulting Co., Ltd. (English translated version) (8)

10.30	Share Pledge Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of Beijing Jundaqianyuan Investment Management Co., Ltd.: Tian Wenjun, Hao Jianming, Yang Jianhui, Zhou Jianbin, Ren Li, Ren Yongqing, Zhang Junde and Wang Tao (English translated version) (8)

10.31	Share Pledge Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of Jinzhong Longyue Investment Consulting Co., Ltd.: Zhao Jing and Zhao Peilin (English translated version) (8)

10.32	Form of Power of Attorney (English translated version) (8)
10.33	Equity Acquisition Option Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of Beijing Jundaqianyuan Investment Management Co., Ltd.: Tian Wenjun, Hao Jianming, Yang Jianhui, Zhou Jianbin, Ren Li, Ren Yongqing, Zhang Junde and Wang Tao (English translated version) (8)

10.34	Equity Acquisition Option Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of Jinzhong Longyue Investment Consulting Co., Ltd.: Zhao Jing and Zhao Peilin (English translated version) (8)

10.35	Business Cooperation Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and Jinzhong Longyue Investment Consulting Co., Ltd. (English Translated Version) (8)

10.36	Village Collective Farmland Transfer Agreement, dated December 20, 2010, by and between Detian Yu Biotechnology (Beijing) Co., Ltd. and Shanxi Jinbei Plant Technology Development Co., Ltd. (English Translated and Mandarin Versions) (9)

10.37	Contract of Agreement, effective as of January 10, 2011, by and between Deyu Agriculture Corp. and Charlie Lin (10)

14.1	Code of Conduct (6)

16.1	Letter from Auditor (11)

21	List of Subsidiaries (12)

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002**

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002**

99.1	Audit Committee Charter adopted August 19, 2010 (6)

101. INS	XBRL Instance Document*

101. CAL	XBRL Taxonomy Extension Calculation Link base Document*

101. DEF	XBRL Taxonomy Extension Definition Link base Document*

101. LAB	XBRL Taxonomy Label Link base Document*

101. PRE	XBRL Extension Presentation Link base Document*

101. SCH	XBRL Taxonomy Extension Scheme Document*

(1)	Incorporated by reference to our Form 8-K filed on May 3, 2010.
(2)	Incorporated by reference to our Registration Statement on Form S-1 filed on July 8, 2009.
(3)	Incorporated by reference to our Form 8-K filed on June 4, 2010.
(4)	Incorporated by reference to our Form 8-K filed on June 18, 2010.
(5)	Incorporated by reference to our Form 8-K filed on October 6, 2010.
(6)	Incorporated by reference to our Form S-1/A filed on October 21, 2010.
(7)	Incorporated by reference to our Form S-8 filed on November 5, 2010.
(8)	Incorporated by reference to our Form 8-K filed on November 17, 2010.
(9)	Incorporated by reference to our Form 8-K filed on December 21, 2010.
(10)	Incorporated by reference to our Form 8-K filed on January 10, 2011.
(11)	Incorporated by reference to our Form 8-K filed on May 3, 2010.
(12)	Incorporated by reference to our Form 10-K filed on March 27, 2013.

 *   Filed herewith.

** Furnished, not filed herewith.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this  Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

DEYU AGRICULTURE CORP.

Signature	Title	Date

/s/ Greg Chen	Chief Executive Officer, Principal Executive Officer	May 13, 2013
Greg Chen

/s/ Amy He	Chief Financial Officer, Principal Financial and Accounting Officer	May 13, 2013
Amy He

-38-