Form 10-Q
period 2013-06-30
Deyu Agriculture Corp.
filed 2013-08-13
CIK 1467746

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

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

1745 Broadway, 17th Floor

New York, New York 10019, USA

(Address, including zip code, of principal executive offices)

In China: 86-10-8273-2870

In the United States: (646) 499-5475

(Registrant’s telephone number, including area code)

Office in the United States

Columbus Circle 5

1790 Broadway, 8th Floor

New York, New York 10019, USA

(Former Name or Former Address, if changed since last report)

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

As of August 7, 2013, there were 10,618,266 shares outstanding of the registrant’s common stock.

DEYU AGRICULTURE CORP.

FORM 10-Q

JUNE 30, 2013

Item 1. Financial Statements

DEYU AGRICULTURE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$8,013,686	$4,937,279
Restricted cash	505,100	815,348
Accounts receivable, net	27,183,764	33,991,288
Due from related parties	43,834	397,214
Inventory	25,947,135	30,322,191
Advance to supplier	15,966,506	6,145,840
Prepaid expenses	722,350	1,453,184
Other current assets	146,281	340,456
Total Current Assets	78,528,656	78,402,800

Property, plant, and equipment, net	19,714,631	19,442,599
Construction-in-progress	1,970,542	2,614,491
Long-term Investment	59,309	58,426
Intangible assets, net	13,378,641	13,389,075

Total Assets	$113,651,779	$113,907,391

Liabilities and Equity

Current Liabilities
Short-term loan	$8,832,242	$8,323,623
Accounts payable	2,458,315	5,179,729
Advance from customers	3,581,751	2,249,282
Accrued expenses	1,741,161	1,506,776
Tax payable	249,074	305,712
Preferred stock dividends payable	235,344	229,171
Due to related parties	9,472,252	8,668,552
Other current liabilities	431,527	986,153
Total Current Liabilities	27,001,666	27,448,998

Equity
Series A convertible preferred stock, $.001 par value, 10,000,000 shares
authorized, 2,110,094 and 2,039,970 shares outstanding, respectively	2,110	2,040
Common stock, $.001 par value; 75,000,000 shares authorized,
10,618,266 and 10,658,266 shares outstanding, respectively	10,618	10,658
Additional paid-in capital	20,991,645	20,781,439
Other comprehensive income	7,081,392	5,737,793
Retained earnings	58,531,919	59,500,134
Total Stockholders' Equity	86,617,684	86,032,064
Noncontrolling Interests	32,429	426,329
Total Equity	86,650,113	86,458,393

Total Liabilities and Equity	$113,651,779	$113,907,391

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net revenue	$63,610,101	$55,837,010	$140,777,815	$118,576,479
Cost of goods sold	(57,999,849)	(45,334,604)	(126,363,389)	(95,654,272)
Gross Profit	5,610,252	10,502,406	14,414,426	22,922,207

Selling expenses	(4,935,031)	(3,973,047)	(8,133,626)	(8,131,419)
General and administrative expenses	(3,021,371)	(2,106,397)	(4,904,238)	(3,965,171)
Total Operating Expenses	(7,956,402)	(6,079,444)	(13,037,864)	(12,096,590)
Operating income (loss)	(2,346,150)	4,422,962	1,376,562	10,825,617

Interest income	5,572	6,138	13,672	17,676
Interest expense	(227,577)	(445,495)	(403,281)	(930,039)
Non-operating income (loss)	(1,200,809)	8,304	(1,199,996)	576,650
Total Other Expenses	(1,422,814)	(431,053)	(1,589,605)	(335,713)

Income (loss) before income taxes	(3,768,964)	3,991,909	(213,043)	10,489,904
Income taxes	(185,120)	(1,089,402)	(525,553)	(1,290,696)
Net income (loss)	(3,954,084)	2,902,507	(738,596)	9,199,208
Net loss attributable to noncontrolling interests:	185	19,435	3,804	40,869
Net income (loss) attributable to Deyu Agriculture Corp.	(3,953,899)	2,921,942	(734,792)	9,240,077
Preferred stock dividends	(117,368)	(109,977)	(233,423)	(220,052)
Net income (loss) available to common stockholders	(4,071,267)	2,811,965	(968,215)	9,020,025
Foreign currency translation gain (loss)	1,045,132	(672,232)	1,333,734	(634,959)
Comprehensive income (loss)	(3,026,135)	2,139,733	365,519	8,385,066
Other comprehensive income (loss) attributable to noncontrolling interests	(384)	3,559	9,865	3,851
Comprehensive income (loss) attributable to Deyu Agriculture Corp.	$(3,026,519)	$2,143,292	$375,384	$8,388,917

Net income (loss) attributable to common stockholders per share - basic:	$(0.38)	$0.27	$(0.09)	$0.85
Net income (loss) attributable to common stockholders per share - diluted:	(0.38)	0.23	(0.09)	0.73
Weighted average number of common shares outstanding - basic	10,618,266	10,566,574	10,632,189	10,565,674
Weighted average number of common shares outstanding – diluted	10,618,266	12,588,098	10,632,189	12,578,579

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) available to common stockholders	$(968,215)	$9,020,025
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation & amortization	1,195,722	1,159,709
Allowance for doubtful accounts	-	15,518
Share-based compensation	43,039	290,051
Preferred stock dividends accrued	233,423	226,737
Common stocks issued for services	(57,200)	-
Grain on bargain purchase	-	(499,079)
Deferred income tax expense	-	790,260
Noncontrolling interests	(3,804)	(40,869)
Decrease (increase) in current assets:
Accounts receivable	7,261,186	8,453,627
Related-parties trade receivable	356,446	484,382
Inventories	4,820,912	(7,652,753)
Advance to suppliers	(9,648,449)	4,326,823
Prepaid expense and other current assets	943,714	(302,034)
Increase (decrease) in liabilities:
Accounts payable	(2,787,907)	171,344
Advance from customers	1,287,414	(6,224,402)
Accrued expense and other liabilities	(456,788)	479,664
Net cash provided by operating activities	2,219,493	10,699,003

CASH FLOWS FROM INVESTING ACTIVITIES
Construction and remodeling of factory and warehouses	(92,473)	(157,328)
Purchase of machinery and equipment	(193,003)	(46,992)
Consideration paid for acquisition	-	(5,175,006)
Advances to related parties	-	(78,739)
Cash held by the Taizihu Group at acquisition date	-	20,272
Net cash used in investing activities	(285,476)	(5,437,793)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (repayment) from short-term loans from bank and others	379,773	(7,650,559)
Net proceeds of short-term loans from related parties	343,616	330,856
Cash released from restriction (restricted) for credit line of bank loans	319,931	1,582,245
Net repayments of short-term bank acceptance notes	-	(1,582,329)
Payment of preferred dividends	-	(226,737)
Net cash provided by (used in) financing activities	1,043,320	(7,546,524)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	99,070	18,372

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	3,076,407	(2,266,942)
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	4,937,279	8,741,703
CASH & CASH EQUIVALENTS, ENDING BALANCE	$8,013,686	$6,474,761

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$586,307	$113,456
Interest paid	$402,649	$652,757
NONCASH INVESTING AND FINANCING ACTIVITIES:
Construction completed and transferred to property, plant, and equipment	$767,494	$-

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PREPARATION

Deyu Agriculture Corp. (the “Company”), formerly known as Eco Building International, Inc., was incorporated under the laws of the State of Nevada on December 23, 2008. We completed the acquisition of City Zone Holdings Limited (“City Zone”), an agricultural products distributor in the Shanxi Province of the People’s Republic of China (the “PRC”) engaged in procuring, processing, marketing, and distributing various grain and corn products, by means of a share exchange effective April 27, 2010. As a result of the share exchange, City Zone became our wholly-owned subsidiary. We currently conduct our business primarily through operating PRC subsidiaries, including Jinzhong Deyu Agriculture Trading Co., Ltd. (“Jinzhong Deyu”), Jinzhong Yuliang Agriculture Trading Co., Ltd. (“Jinzhong Yuliang”), Shanxi Taizihu Food Co., Ltd. (“Taizihu”), Shanxi Huichun Bean Products Co., Ltd. (“Huichun” and together with Taizihu, the “Taizihu Group”) and Detian Yu Biotechnology (Beijing) Co., Ltd. (“Detian Yu”) and Detian Yu’s subsidiaries.

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

Restructuring

In November 2009, pursuant to a restructuring plan intended to ensure compliance with PRC rules and regulations, City Zone, through a series of acquisitions and wholly-owned subsidiaries, acquired 100% of the equity interests in Jinzhong Deyu, Jinzhong Yuliang, and Jinzhong Yongcheng. The former shareholders and key management of Jinzhong Deyu, Jinzhong Yongcheng, and Jinzhong Yuliang became the ultimate controlling parties and key management of City Zone. This restructuring has been accounted for as a recapitalization of Jinzhong Deyu, Jinzhong Yongcheng and Jinzhong Yuliang with no adjustment to the historical basis of the assets and liabilities of these companies, while the historical financial positions and results of operations are consolidated as if the restructuring occurred as of the beginning of the earliest period presented in our accompanying consolidated financial statements. For the purpose of a consistent and comparable presentation, the consolidated financial statements have been prepared as if City Zone had been in existence since the beginning of the earliest and throughout the whole periods covered by these consolidated financial statements.

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

Consolidation Scope:

Details of our subsidiaries subject to consolidation are as follows:

	Domicile and		Percentage
	Date of	Registered	of
Name of Subsidiary	Incorporation	Capital	Ownership	Principal Activities
City Zone Holdings Limited ("City Zone")	British Virgin Islands, July 27, 2009	$20,283,581	100%	Holding company of Most Smart

Most Smart International Limited ("Most Smart")	Hong Kong, March 11, 2009	$1	100%	Holding company of Shenzhen Redsun

Redsun Technology (Shenzhen) Co., Ltd. ("Shenzhen Redsun")	The PRC, August 20, 2009	$30,000	100%	Holding company of Shenzhen JiRuHai, Taizihu and Huichun

Shenzhen JiRuHai Technology Co., Ltd.("Shenzhen JiRuHai")	The PRC, August 20, 2009	$14,638	100%	Holding company of Beijing Detian Yu

Detian Yu Biotechnology (Beijing) Co., Ltd. ("Detian Yu")	The PRC, November 30, 2006	$7,637,723	100%	Wholesale distribution of simple-processed and deep-processed packaged food products and staple food. Holding company of the following first five entities.

Jinzhong Deyu Agriculture Trading Co., Ltd. ("Jinzhong Deyu")	The PRC, April 22, 2004	$1,492,622	100%	Organic grains preliminary processing and wholesale distribution.

Jinzhong Yongcheng Agriculture Trading Co., Ltd. ("Jinzhong Yongcheng")	The PRC, May 30, 2006	$1,025,787	100%	Corns preliminary processing and wholesale

Jinzhong Yuliang Agriculture Trading Co., Ltd. ("Jinzhong Yuliang")	The PRC, March 17, 2008	$13,963,243	100%	Corns preliminary processing and wholesale distribution.

Tianjin Guandu Food Co., Ltd. ("Tianjin Guandu")	The PRC, June 21, 2011	$1,544,497	100%	Wholesale distribution of simple-processed and deep-processed packaged food products and staple food.

Hebei Yugu Grain Co., Ltd. ("Hebei Yugu")	The PRC, July 25, 2011	$1,563,824	70%	Wholesale distribution of grain products and operating or acting as an agent of import & export business for grain products.

Shanxi Taizihu Food Co., Ltd. (“Taizihu”)	The PRC, July 27, 2003	$1,208,233	100%	Producing and selling fruit beverages and soybean products.

Shanxi HuiChun Bean Products Co., Ltd. (“Huichun”)	The PRC, September 2, 2007	$2,636,192	100%	Producing and selling fruit beverages and soybean products.

Jilin Jinglong Agriculture Development Limited (“Jinglong”)	The PRC, October 10, 2012	$3,152,138	99%	Procurement, storage and sales of corn and grain.

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

As of June 30, 2013, the balance of restricted cash included: (a) $488,806 of cash restricted as a pledge for a bank loan of $1,303,484 (RMB8, 000,000) obtained from Dah Sing Bank (China) Co. Ltd. on July 18, 2012; the loan was paid off on July 17, 2013; (b) $16,294 of cash restricted as a pledge for a bank loan of $14,664 (RMB90,000) obtained from Bank of Communications Gongzhufen Sub-branch obtained on December 12, 2012.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2013 and December 31, 2012, the balances of accounts receivable greater than three months were not material.

Inventories

The Company's inventories are stated at lower of cost or market. Cost is determined on a moving-average basis. Costs of inventories include purchase and related costs incurred in delivering products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. As of June 30, 2013 and December 31, 2012, slow moving or obsolete inventories identified by management were not material.

Property, plant, and equipment

Property, plant, and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to earnings as incurred; in additions, renewals and betterments are capitalized. When property, plant, and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

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

Long-lived assets

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), "Property, Plant, and Equipment" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. There was no impairment of long-lived assets as of June 30, 2013 and December 31, 2012 or for the six months ended June 30, 2013 and 2012.

Intangible assets

For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. There was no impairment of intangible assets as of June 30, 2013 and December 31, 2012 or for the six months ended June 30, 2013 and 2012.

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

This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (ASC 820). This Staff Position delays the effective date of SFAS No. 157 (ASC 820) for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 (ASC 820) had no effect on the Company's financial position or results of operations for the six months ended June 30, 2013.

We also analyze all financial instruments with features of both liabilities and equity under ASC 480-10 (formerly SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”) and ASC 815-40 (formerly EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). We have determined ASC 480-10 (formerly SFAS 150) and ASC 815-40 (formerly EITF 00-19) had no material effect on our financial position or results of operations for the six months ended June 30, 2013.

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

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded. The estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. The sales discounts were not material for the six months ended June 30, 2013 and $669,420 for the six months ended June 30, 2012.

We offer a right of exchange on our grain products sold through our relationships with grocery store networks. The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased. In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes. For the six months ended June 30, 2013 and 2012, returns of our products were not material.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the six months ended June 30, 2013 and 2012 were $128,897 and $1,046,917, respectively.

Research and development

The Company expenses its research and development costs as incurred. Research and development expenses for the six months ended June 30, 2013 and 2012 were not material.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material effect on the Company’s consolidated financial statements for the six months ended June 30, 2013.

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

Recent pronouncements

In July 2012, FASB issued an amendment (ASU No. 2012-02) to Intangibles–Goodwill and Other (ASC Topic 350). In accordance with the amendments in this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance had no material impact on our consolidated financial position or results of operations for the six months ended June 30, 2013.

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

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Purchase price	$5,502,181

Allocation of the purchase price:
Cash and cash equivalents	28,867
Restricted cash	240,474
Accounts receivable, net	133,863
Inventory	1,373,222
Advance to supplier	840,849
Prepaid expenses	5,412
Other current assets	445,287
Property, plant, and equipment, net	5,891,772
Construction-in-progress	1,673,997
Long-term Investment	57,705
Other assets	59,448
Intangible assets, net	2,823,087
Short-term loan	(6,499,683)
Accounts payable	(319,077)
Advance from customers	(225,819)
Accrued expenses	(167,453)
Tax Payable	(65,192)
Due to related parties	(80,551)
Other current liabilities	(214,948)
Fair value of net assets acquired	6,001,260

Gain on bargain purchase	$(499,079)

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30,	December 31,
	2013	2012
Accounts receivable	$27,188,714	$33,996,165
Less: Allowance for doubtful accounts	(4,950)	(4,877)
Accounts receivable, net	$27,183,764	$33,991,288

NOTE 5. INVENTORY

	June 30,	December 31,
	2013	2012
Raw materials	$2,549,002	$7,730,831
Work in process	508,962	73,131
Finished goods	22,139,197	21,761,558
Supplies	749,974	756,671
Total Inventory	$25,947,135	$30,322,191

NOTE 6. PREPAID EXPENSES

Prepaid expenses consisted of the following:

	June 30,	December 31,
	2013	2012
Deductible value-added taxes (VAT)	$558,986	$1,003,871
Prepaid rent	132,171	155,883
Prepaid expenses for investor relations	-	163,443
Prepaid other expenses	31,193	129,987
Total	$722,350	$1,453,184

NOTE 7. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	June 30,	December 31,
	2013	2012
Automobiles	$1,027,721	$1,010,594
Buildings	16,960,828	16,534,542
Office equipment	1,060,461	467,739
Machinery and equipment	8,254,025	7,435,413
Furniture and fixtures	122,040	611,907
Total cost	27,425,075	26,060,195
Less: Accumulated depreciation	(7,710,444)	(6,617,596)
Property, plant, and equipment, net	$19,714,631	$19,442,599

The buildings owned by the Company located in Jinzhong and Quwo in Shanxi Province, China are used for production, warehousing and offices for our corn and grains business.

As of June 30, 2013, $5.7 million (RMB 35.2 million) of buildings, machinery and equipment owned by the Taizihu Group were pledged as collateral for short-term bank loans.

Depreciation expense for the six months ended June 30, 2013 and 2012 were $994,846 and $964,161, respectively.

NOTE 8. CONSTRUCTION-IN-PROGRESS

Construction-in-progress amounted to $1,970,542 as of June 30, 2013 mainly represents payment on the construction of a new factory park and the partial cost of the land use right where the new factory park occupies in Huichun.

NOTE 9. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2013	2012
Land use rights	13,357,257	$13,158,508
Software-ERP System and B2C platform	1,074,999	1,059,004
Less: Accumulated amortization	(1,053,615)	(828,437)
Total	$13,378,641	$13,389,075

According to government regulations of the PRC, the PRC Government owns all land. The Company owns the land use rights of farmland and industrial lands. The Company leases and has obtained a certificate of right of use on 11,667 square meters with the PRC Government in Jinzhong, Shanxi Province where Jinzhong Deyu's buildings and production facility are located. The term of the right is four to five years and is automatically renewed upon expiration. The right was fully amortized as of December 31, 2010 using the straight-line method. On June 18, 2012, the Company received the extended land use right certificate and the term of the right has been extended to March 14, 2037.

Huichun leases and has obtained a certificate of right to use on 100,000 square meters of industrial land from the PRC Government in Quwo County, Shanxi Province where the Taizihu Group’s buildings and production facility are located. The term of the right is 50 years from October 28, 2008 to October 27, 2058. The amortization of the land use right was commenced in October 2008 using the straight-line method over 50 years. Of the 100,000 square meters of land, approximately 26,000 square meters amounting to $966,886 were used for the construction of a new factory park and were reclassified from intangible assets to construction-in-progress and as reported on the consolidated balance sheets of the Company as of June 30, 2013 and December 31, 2012. The land use right used for the construction of the new factory park has been suspended for amortization since January 2011 when the construction commenced.

As of June 30, 2013, $3,935,205 (RMB 24 million) of the land use right owned by Taizihu Group was pledged as collateral for short-term bank loans, of which $981,490 (RMB 6.0 million) was reclassified under construction-in-progress.

Amortization expense of the intangible assets for the six months ended June 30, 2013 and 2012 were $200,876 and $195,548, respectively.

NOTE 10. SHORT-TERM LOAN

Short-term loan consisted of the following:

	June 30,	December 31,
	2013	2012

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate based on six-month to one-year loan interest rate released by
The People's Bank of China.
The actual interest rates as of June 30, 2013 and December 31, 2012 were 6.00%.
The term of the loan started from August 14, 2012 with maturity date on August 13, 2013. The loan was obtained by Taizihu and
pledged by its buildings and land use right.	$2,444,032	$2,407,666

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate, based on six-month to one-year loan interest rate released by
The People's Bank of China.
The actual interest rates as of June 30, 2013 and December 31, 2012 were 6.0%.
The term of the loan started from September 18, 2012 with maturity date on September 17, 2013. The loan was obtained by Taizihu and
pledged by its buildings and land use right.	1,466,419	1,444,599

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd.,
bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The
actual interest rates as of June 30, 2013 and December 31, 2012 were 15.084%.
The term of the loan started from August 31, 2012 with maturity date on August 29, 2013. The loan was obtained by Jinzhong Yongcheng and guaranteed by Yuci Jinmao Food Processing Factory, a related party,
for a period of two years starting from August 30, 2013.	1,384,951	1,364,344

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd.,
bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The
actual interest rates as of June 30, 2013 and December 31, 2012 were 15.084%.
The term of the loan started from August 31, 2012 with maturity date on August 29, 2013. The loan was obtained by Jinzhong Yuliang and guaranteed by Yuci Jinmao Food Processing Factory, a related party,
for a period of two years starting from August 30, 2013.	1,384,951	1,364,344

Bank loan payable to Dah Sing Bank (China) Co., Ltd, bearing interest at a fixed rate of prime rate plus 20% of prime
rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The
actual interest rates as of June 30, 2013 and December 31, 2012 were 7.2%.
The term of the loan started from July 18, 2012 with maturity date on July 17, 2013. The loan was obtained by Detian Yu and
guaranteed by Mr Tian Wenjun for a period of one year starting from July 18, 2013.	1,303,484	1,284,088
The loan was paid off on July 17, 2013.

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate, based on six-month to one-year loan interest rate released by
The People's Bank of China.
The actual interest rate as of June 30, 2013 was 6.0%.
The term of the loan started from January 4, 2013 with maturity date on January 3, 2014. The loan was obtained by Taizihu and
pledged by its buildings and land use right.	733,210	-

The bank loan of $162,935 (or RMB1,000,000) payable to Bank of Beijing Haidian Branch, bearing interest at a fixed rate of prime rate plus 50% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The
actual interest rates as of June 30, 2013 and December 31, 2012 were 9%.
The term of the loan started from September 28, 2012 with maturity date on September 27, 2013. The loan was obtained by Detian Yu and guaranteed by Mr. Tian Wenjun for a period of one year.
On December 21, 2012 and June 21, 2013 the loan was repaid for total $81,468 (or RMB500,000).
As of June 30, 2013, the loan balance was $40,734 (or RMB250,000).	40,734	120,383

Loan payable to Hangzhou TianCi Investment Management Co.,
Ltd., an unrelated party. The loan was unsecured, bearing	59,797	58,910
no interest and no due date were specified. The loan was obtained by JiRuHai.

Bank loan payable to Bank of Communications Gongzhufen subbranch, bearing interest at a fix rate of prime rate, of which prime rate was based on one-year loan interest rate released by The People's Bank of China. The
actual interest rate as of June 30, 2013 and December 31, 2012 were 6.310%.
The term of the loan started from December 12, 2012 with maturity
date on December 12, 2013. The loan was obtained by Detian Yu.	14,664	14,446

Bank loan payable to China Merchants Bank Beijing Dongzhimen subbranch, bearing interest at a floating rate of prime rate plus 20% of prime
rate, of which prime rate was based on one-year loan
interest rate released by The People's Bank of China. The
actual interest rates as of December 31, 2012 were 7.20%.
The term of the loan started from January 11, 2012 with maturity date on January 10, 2013. The loan was obtained by Detain Yu and guaranteed by Beijing Agriculture Guarantee Ltd.
for a period of one year starting from November 30, 2011.	-	264,843
The loan was paid off on January 10, 2013.

Total	$8,832,242	$8,323,623

NOTE 11. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
	2013	2012
Accrued VAT and other taxes	$465,819	$428,552
Accrued payroll	214,765	288,584
Others	1,060,577	789,640
Total	$1,741,161	$1,506,776

NOTE 12. INCOME TAXES

United States

Deyu Agriculture Corp. is incorporated in the State of Nevada in the United States of America and is subject to the U.S. federal and state taxation. No provision for income taxes have been made as the Company has no taxable income in the U.S. The applicable income tax rate for the Company for the six months ended June 30, 2013 and 2012 was 34%. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

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

The provision for income taxes on income consists of the following for the six months ended June 30, 2013 and 2012:

	For the Six Months Ended
	June 30,
	2013	2012
Current income tax expense (benefit)
U.S.	$-	$-
PRC	525,553	500,436
Total current expense (benefit)	$525,553	$500,436

Deferred income tax expense (benefit)
U.S.	$-	$-
PRC	-	790,260
Income tax expense (benefit)	$525,553	$1,290,696

The following is a reconciliation of the statutory tax rate to the effective tax rate for the six months ended June 30, 2013 and 2012:

	For the Six Months Ended
	June 30,
	2013	2012
Expected U.S. income tax expense	34.0%	34.0%
Increase (decrease) in taxes resulting from:
Tax-exempt income	-13.9%	-31.6%
Foreign tax differential	-55.8%	-0.7%
Change in valuation allowance	-452.6%	11.2%
Intercompany elimination	242.8%	-1.7%
Other	-1.2%	1.1%
Income tax expense	-246.7%	12.3%

Significant components of the Company’s net deferred tax assets as of June 30, 2013 and December 31, 2012 are presented in the following table:

	June 30,	December 31,
	2013	2012
Deferred tax assets
Net operating loss carryforwards (NOL)	$4,104,197	$3,430,118
Share-based compensation	405,972	391,339
Deferred tax assets acquired in business combination	89,541	88,208
Total	4,599,710	3,909,665
Less: Valuation allowance	(4,599,710)	(3,909,665)
Total deferred tax assets, net	$-	$-

 As of June 30, 2013, the Company accrued a 100% valuation allowance on its deferred tax assets based on the assessment on the probability of future reversion.

NOTE 13. NET INCOME (LOSS) PER SHARE

Reconciliation of the basic and diluted net income (loss) per share was as follows:

	Amounts	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Six Months ended June 30, 2013:
Net income (loss) attributable to common stockholders - basic	$(968,215)	10,632,189	$(0.09)
Preferred dividends applicable to convertible preferred stocks	-	-
Net income (loss) attributable to common stockholders – diluted	$(968,215)	10,632,189	$(0.09)

For the Six Months ended June 30, 2012:
Net income attributable to common stockholders - basic	$9,020,025	10,565,674	$0.85
Preferred dividends applicable to convertible preferred stocks	220,052	2,012,905
Net income attributable to common stockholders - diluted	$9,240,077	12,578,579	$0.73

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

Immediately after the Share Exchange, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”) for the issuance and sale in a private placement of 1,866,174 Units at $4.40 per Unit, with each Unit consisting of one share of Series A convertible preferred stock, par value $0.001 per share (the “Investor Shares”) and a warrant to purchase 0.4 shares of our common stock with an exercise price of $5.06 per share (the “Warrants”). We initially received gross proceeds from the sale of the 1,866,174 Investor Shares and Warrants to purchase up to 746,479 shares of our common stock of $8,211,166 (the “Private Placement”).

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

Common Stock

As of the final closing of the Private Placement, we had 9,999,999 shares of common stock issued and outstanding. Between the final closing of the Private Placement and June 30, 2013, an aggregate of 538,267 shares of Series A convertible preferred stock were converted into 538,267 shares of common stock and an aggregate of 80,000 shares of common stock were issued. As of June 30, 2013, the total number of shares of common stock issued and outstanding was 10,618,266 shares.

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

For a period of two (2) years following the issuance of the Series A Preferred, the conversion price of Series A Preferred was subject to adjustment for issuances of common stock (or securities convertible or exchangeable into shares of common stock) at a purchase price less than the conversion price of the Series A Preferred. The Series A Preferred Stock does not contain any repurchase or redemption rights.

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

As of June 30, 2013, an aggregate of 538,267 shares of Series A Preferred were converted into 538,267 shares of common stock and an aggregate of 192,498 shares of Series A Preferred were issued as dividends to the shareholders of Series A Preferred. As of June 30, 2013, the total number of shares of Series A Preferred issued and outstanding was 2,110,094 shares.

For the six months ended June 30, 2013 and 2012, the Company recorded $233,423 and $220,052 preferred dividend expenses, respectively.

Series A Warrants

We issued Series A Warrants to the Investors and the Placement Agent having strike prices of $5.06 and $4.84, respectively, and they expire five (5) years from the original date of issuance. The strike prices are subject to adjustment only for changes in our capital structure, but allow for cashless exercise under a formula that limits the aggregate issuable common shares. There are no redemption features embodied in the warrants and they have met the conditions provided in current accounting standards for equity classification.

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

These fair values were necessary to develop relative fair value calculation for allocations of certain elements of the financing arrangement, principally proceeds and the related direct financing costs. The following tables reflect assumptions used to determine the fair value of the Series A Preferred:

		Series A	Series A
	Fair Value	Preferred	Preferred
	Hierarchy	April 27,	May 10,
	Level	2010	2010
Indexed common shares		1,866,174	589,689

Components of fair value:
Common stock equivalent value		$6,631,403	$2,083,094
Dividend feature		659,821	209,439
		$7,291,224	$2,292,533

Significant assumptions:
Common stock price	3	3.55	3.53
Horizon for dividend cash flow projection	3	2.00	2.00
Weighted average cost of capital ("WACC")	3	15.91%	15.55%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. There were no level 1 inputs.

(2)	Level 2 inputs are significant other observable inputs. There were no level 2 inputs.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety.

●	Stock price- Given that management did not believe our trading market price was indicative of the fair value of our common stock at the measurement date, the common stock price value was derived implicitly from an iterative process based upon the assumption that the consideration of the Private Placement was the result of an arm’s length transaction. The Private Placement was composed of shares of Series A Preferred and Series A Warrants which were both indexed to our common stock; accordingly, we used an iterative process to determine the value of our common stock in order for the fair value of the Series A Preferred and Series A Warrants to equal the amount of consideration received in the Private Placement.

●	Dividend horizon- We estimated the horizon for dividend payment at 2 years.
●	WACC- The rates utilized to discount the cumulative dividend cash flows to their present values were based on a weighted average cost of capital of 18.94% and 18.60%, as of April 27, 2010 and May 10, 2010, respectively. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require in an investment in companies similar in size and operating in similar markets as Deyu Agriculture Corp. The cost of equity was determined using a build-up method which begins with a risk free rate and adds expected risk premiums designed to reflect the additional risk of the investment. Additional premiums or discounts related specifically to us and the industry are also added or subtracted to arrive at the final cost of equity rate. The cost of debt was determined based upon available financing terms.
●	Significant inputs and assumptions underlying the model calculations related to the warrant valuations are as follows:

The following tables reflect assumptions used to determine the fair value of the Series A Warrants:

		April 27, 2010		May 10, 2010
	Fair Value
	Hierarchy	Investor	Agent	Investor	Agent
	Level	warrants	warrants	warrants	Warrants

Indexed shares		746,479	130,632	235,883	41,279
Exercise price		5.06	4.84	5.06	4.84

Significant assumptions:
Stock price	3	3.55	3.55	3.53	3.53
Remaining term	3	5 years	5 years	5 years	5 years
Risk free rate	2	2.39%	2.39%	2.24%	2.24%
Expected volatility	2	45.25%	45.25%	45.47%	45.47%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	There were no Level 1 inputs.

(2)	Level 2 inputs include:

·	Risk-free rate- This rate is based on publicly-available yields on zero-coupon U.S. Treasury securities with remaining terms to maturity consistent with the remaining contractual term of the Series A Warrants.
·	Expected volatility- We did not have a historical trading history sufficient to develop an internal volatility rate for use in the model. As a result, we have used a peer approach wherein the historical trading volatilities of certain companies with similar characteristics as ours and who had a sufficient trading history were used as an estimate of our volatility. In developing this model, no one company was weighted more heavily.

(3)	Level 3 inputs include:

·	Stock price- Given that management did not believe our trading market price was indicative of the fair value of our common stock at the measurement date, the stock price was determined implicitly from an iterative process based upon the assumption that the consideration of the Private Placement was the result of an arm’s length transaction.
·	Remaining term- We do not have a history to develop the expected term for our warrants. Accordingly, we have used the contractual remaining term in our calculations.

The following is a summary of the status and activity of warrants outstanding as of June 30, 2013:

Outstanding Warrants
Exercise Price	Number of Warrants	Average Remaining Contractual Life
$5.06	982,362	1.82 years
$4.84	171,911	1.82 years
Total	1,154,273

Number of Warrants
Outstanding as of January 1, 2013	1,154,273
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2013	1,154,273

NOTE 15.	SHARE-BASED COMPENSATION

As of June 30, 2013, the Company had one share-based compensation plan as described below. The compensation cost that had been charged against income for the plan was $43,039 and $290,051 for the six months ended June 30, 2013 and 2012, respectively. The related income tax benefit recognized was $14,633 and $98,617 for the six months ended June 30, 2013 and 2012, respectively. A 100% valuation allowance was assessed against the deferred tax assets derived from such tax benefit as of June 30, 2013 and 2012.

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

A summary of option activity under the Plan as of June 30, 2013, and changes during the six months ended June 30, 2013 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding as of January 1, 2013	1,124,000	$3.30
Granted	-	$-
Exercised	-	$-
Forfeited	(95,000)	$4.40
Outstanding as of June 30, 2013	1,029,000	$3.20	3.99 years	$1,062,814
Exercisable as of June 30, 2013	929,000	$3.07	3.98 years	$1,056,378
Vested and expected to vest (1)	1,029,000	$3.20	3.99 years

(1) Includes vested shares and unvested shares after a forfeiture rate is applied.

A summary of the status of the Company’s unvested shares as of June 30, 2013, and changes during the six months ended June 30, 2013 is presented below:

		Weighted-
		Average
		Grant-
		Date Fair
Unvested Shares	Shares	Value
Unvested as of January 1, 2012	310,000	$131,974
Granted	-	-
Vested	(210,000)	(125,538)
Forfeited	-	-
Unvested as of June 30, 2013	100,000	$6,436

NOTE 16.	RELATED PARTY TRANSACTIONS

Transactions

	For The Six Months Ended
	June 30,
	2013	2012
Sales to Beijing Doukounianhua Biotechnology Co., Ltd.	$-	$9,506

Jianbin Zhou, the Chief Operating Officer of the Company, is the legal representative of Beijing Doukounianhua Biotechnology Co., Ltd. The prices in the transactions with related parties were determined according to the market price sold to or purchased from third parties.

Due from related parties

	June 30,	December 31,
	2013	2012

Due from Hao He	$-	$34,330
Due from Beijing Doukounianhua Biotechnology Co., Ltd.	43,834	43,182
Due form Jinshang International Finance Leasing Co., Ltd.	-	4,333
Due from Feng Liu	-	315,369
Total	$43,834	$397,214

Due to related parties

	June 30,	December 31,
	2013	2012

Due to Dongsheng International Investment Co., Ltd.	9,415,225	$6,007,929
Due to Mr. Feng Liu	57,027	-
Due to Mr. Wenjun Tian	-	2,660,623
Total	$9,472,252	$8,668,552

Mr. Wenjun Tian, the former President and Director of the Company, is the President and Executive Director of Dongsheng International Investment Co., Ltd. Those loans as of June 30, 2013 and December 31, 2012 are unsecured, bear no interest and no due date is specified.

Mr. Feng Liu is the legal representative and a non-controlling shareholder of Jilin Jinglong.

Guarantees

As of June 30, 2013, Mr. Wenjun Tian provided guarantees on short-term loans obtained by Detian Yu. Yuci Jinmao Food Processing Factory, of which the legal representative is Junlian Zheng, the wife of Junde Zhang, the Vice President of the Company, provided guarantees on short-term loans obtained by Jinzhong Yongcheng and Jinzhong Yuliang.

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

For the six months ended	Corn	Grain	Bulk Trading
June 30, 2013	Division	Division	Division	Others	Total
Revenues from external customers	$71,123,730	$22,739,314	$46,914,771		$140,777,815
Intersegment revenues	-	-	-	-	-
Interest revenue	5,999	2,089	5,300	284	13,672
Interest expense	(209,503)	(142,556)	(51,222)	-	(403,281)
Net interest (expense) income	(203,504)	(140,467)	(45,922)	284	(389,609)
Depreciation and amortization	(259,086)	(830,360)	(1,856)	(104,420)	(1,195,722)
Noncontrolling interest	-	-	-	3,804	3,804
Segment net profit (loss)	539,287	1,748,091	607,715	(3,633,689)	(738,596)

For the three months ended	Corn	Grain	Bulk Trading
June 30, 2013	Division	Division	Division	Others	Total
Revenues from external customers	$35,697,746	$10,378,212	$17,534,143	$-	$63,610,101
Intersegment revenues	-	-	-	-	-
Interest revenue	2,225	1,354	1,939	54	5,572
Interest expense	(124,226)	(78,198)	(25,153)	-	(227,577)
Net interest (expense) income	(122,001)	(76,844)	(23,214)	54	(222,005)
Depreciation and amortization	(137,237)	(395,211)	(1,164)	(62,695)	(596,307)
Noncontrolling interest	-	-	-	185	185
Segment net profit (loss)	(1,389,995)	565,116	(357,732)	(2,771,473)	(3,954,084)

For the six months ended	Corn	Grain	Bulk Trading
June 30, 2012	Division	Division	Division	Others	Total
Revenues from external customers	$80,564,872	$29,269,621	$8,741,986	-	$118,576,479
Intersegment revenues	-	-	-	-	-
Interest revenue	6,651	4,999	6,028	(2)	17,676
Interest expense	(405,008)	(382,393)	(142,638)	-	(930,039)
Net interest (expense) income	(398,357)	(377,394)	(136,610)	(2)	(912,363)
Depreciation and amortization	(274,801)	(878,639)	(180)	(6,089)	(1,159,709)
Noncontrolling interest	-	-	-	40,869	40,869
Segment net profit (loss)	6,087,599	5,006,945	(386,344)	(1,508,992)	9,199,208

For the three months ended	Corn	Grain	Bulk Trading
June 30, 2012	Division	Division	Division	Others	Total
Revenues from external customers	$37,357,786	$14,618,976	$3,860,248	$-	$55,837,010
Intersegment revenues	-	-	-	-	-
Interest revenue	3,068	1,809	1,263	(2)	6,138
Interest expense	(190,105)	(174,961)	(80,429)	-	(445,495)
Net interest (expense) income	(187,037)	(173,152)	(79,166)	(2)	(439,357)
Depreciation and amortization	(82,842)	(481,516)	(90)	10	(564,438)
Noncontrolling interest	-	-	-	19,435	19,435
Segment net profit (loss)	2,572,577	2,290,282	(843,574)	(1,116,778)	2,902,507

All of our revenues were generated from customers in China. Sales to exporting agencies were denominated in RMB, the Company’s functional currency and were accounted for as domestic sales. All long-lived assets are located in China. The following tables set forth our three major customers in each segment:

	For the Six Months Ended
	June 30,
Corn Division :	2013	2012
Sichuan Xinnong Scientific and Technical Feed Co., Ltd.	6.1%	2.6%
Chengdu Zhengda Co., Ltd.	4.3%	4.3%
Chengdu Jindou Animal Nutrition and Food Co., Ltd.	4.2%	0.0%
Top Three Customers as % of Total Gross Sales:	14.6%	6.9%

Grain Division :
Deyufarm Innovation Food (Beijing) Co., Ltd.	48.3%	24.3%
Beijing Jinhan Weiye Trading Co., Ltd.	2.0%	1.1%
Hangzhou Tengguan Trading Co., Ltd.	1.7%	0.0%
Top Three Customers as % of Total Gross Sales	52.0%	25.4%

Bulk Trading Division :
Jinzhong Kangshuai Jianmin Grain and Oil Trading Co., Ltd.	12.5%	0.0%
Shanxi Helifeihua Trading Co., Ltd.	12.3%	0.0%
Shanxi Runpeng Trading Co., Ltd.	8.8%	0.0%
Top Three Customers as % of Total Gross Sales:	33.6%	0.0%

NOTE 18.	CONCENTRATION OF CREDIT RISK

As of June 30, 2013 and December 31, 2012, all of the Company’s cash balances in banks were maintained within the PRC where no rule or regulation currently in place to provide obligatory insurance for bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to such risks on its cash balances in banks.

For the six months ended June 30, 2013 and 2012, all of the Company’s sales were generated in the PRC. In addition, all accounts receivable as of June 30, 2013 and December 31, 2012 were due from customers located in the PRC.

No single customer accounted for greater than 10% of the Company’s consolidated gross revenue for the six months ended June 30, 2013 and 2012, or consolidated accounts receivable as of June 30, 2013 and December 31, 2012.

NOTE 19.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases railroad lines, warehouses and offices under operating leases. Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

As of June 30,	Operating Leases
2013	$315,859
2014	246,652
2015	177,926
2016	171,408
2017	171,408
Thereafter	1,290,965
$2,374,218

Contingencies

 On February 12, 2012, the Company’s former Chief Financial Officer alleged that the Company may have violated certain state and federal laws and regulations and upon receipt of such allegations, the Company's Audit Committee retained counsel to conduct an inquiry into such allegations. On March 27, 2012, the Company received a letter asserting a claim of wrongful termination in violation of public policy wherein the former Chief Financial Officer claims that he was terminated in retaliation for reporting and/or refusing to participate in such alleged violations. He also claims breach of employment contract and seeks payment of $250,000 plus the issuance of 60,000 shares of common stock in settlement for the claimed damages therein. On July 23, 2012, the Company was provided a copy of a complaint filed in the Superior Court of California, County of Orange, repeating the same allegations contained in the March 27, 2012 letter and also asserting claims for intentional and negligent infliction of emotional distress and failure to pay wages due at the time of termination.  The Company subsequently filed demurrers to the Complaint that resulted in the plaintiff filing a First Amended Complaint on September 28, 2012 and a Second Amended Complaint on January 7, 2013, alleging essentially the same claims. The Company's answer to the Second Amended Complaint, along with the Company's Cross-Complaint against the former Chief Financial Officer, seeking the return of Company property, was filed on March 25, 2013 following the most recent demurrer hearing that was held on March 14, 2013.  The answer to the Cross-Complaint was filed on April 5, 2013.

The Company believes that such allegations and claims are without merit and intends to vigorously defend such allegations and claims. The Company will conduct formal discovery, including the taking of plaintiff's deposition, and the Company intends to file a motion for summary judgment to be heard prior to the October Mandatory Settlement Conference date.

Because the inquiry is in its initial stages, the Company is not currently able to predict the probability of a favorable or unfavorable outcome, or the amount of any possible loss in the event of an unfavorable outcome. Consequently, no material provision or liability has been recorded for such allegations and claims as of June 30, 2013.

NOTE 20.	SUBSEQUENT EVENTS

The Company has evaluated events after the balance sheet date of these consolidated financial statements through the date these consolidated financial statements were issued. There were no material subsequent events as of that date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In this Quarterly Report on Form 10-Q, unless otherwise indicated, the words “we”, “us”, “our”, “Deyu” or the “Company”) refer to Deyu Agriculture Corp. and all entities owned or controlled by Deyu Agriculture Corp., except where it is made clear that the term only means the parent or a subsidiary company. References in this report to the “PRC” or “China” are to the People’s Republic of China.

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

Summary of our Business

We are a vertically integrated producer, processor, marketer and distributor of organic and other agricultural products made from corn and grains operating in Shanxi Province in the People's Republic of China. We have access to over 109,000 acres of farmland in Shanxi Province for breeding, cultivating, processing, warehousing and distributing corn and grain products. We have a nationwide sales network covering manufacturers, grain traders, wholesalers, distributors and retail stores. Our facilities include modern warehouses with storage capacity of over 100,000 tons and sophisticated production lines with annual production capacity of over 105,000 and 700,000 tons for grain products and corn, respectively.

A brief description of our products is set forth below, by division:

•	Corn Division – This division acquires unprocessed corn for value-added processing such as cleaning and drying packaging. The main consumers for this division range from livestock feed companies to corn oil/corn starch manufacturing companies as well as governmental procurement agencies in China.

•	Grain Division –This division acquires unprocessed grains including millet, green bean, soy bean, black rice and many other varieties of grains traditionally grown and consumed in China for value-added processing such as peeling, cleaning, grinding and packaging. The Grain Division also produces and distributes deep processed grain products, such as bean based products, fruit vinegars and juices, noodles and other grain products. We sell our processed grain products to wholesalers, distributors, institutional clients and directly to consumers in retail stores.

•	Bulk Trading Division –This division conducts bulk trading through procuring and wholesales of rice, flour, wheat, kidney beans, green beans and other agricultural products. The majority of our customers of this division include food manufacturers, grain trading companies, wholesalers and governmental procurement agencies in China.

We have adopted the operation mode of “Company + Farmers + Cultivation Base”. We have a cultivation base of 109,000 acres in Jinzhong in Shanxi Province for the supply of corn and grain after obtaining land use rights to 17,000 acres of farmland with an average remaining useful life of 36 years and after signing agricultural co-operative agreements with the governments of counties and villages for the development of 92,000 acres for 18 years. We have established long term strategic partnerships with over 60,000 farmers to grow crops on farmland. We provide extensive agricultural services to the farmers to plan and harvest crops. Services include technical know-how and support, such as cultivation methods, seeding and logistics.

We are equipped with fully automatic and advanced production lines for grain processing with a total production capacity of over 105,000 tons. The advanced production lines and production technologies help produce grain products with high quality by maintaining the nutritional components of the products. We operate six self-owned warehouses, one rental warehouse and some temporary warehouses with total storage capacity of over 100,000 tons of food products and an annual turnover of 700,000 tons. This capacity helps us to reach economies of scale with low cost of processing and storage. Our production bases are located in Jinzhong and Quwo in Shanxi Province with convenient transportation. We have exclusive lease agreements with three railway lines for freight transportation in Jinzhong: (a) Shanxi Cereal & Oil Group, Mingli Reservation Depot; (b) Shanxi Yuci Cereal Reservation Depot; and (c) Yuci Dongzhao Railway Freight Station, which ensure speedy delivery of our products at a low cost.

We have cultivated a national network for corn and bulk trading with customers including various livestock feed companies, food manufacturers, corn oil/corn starch manufacturing companies, grain trading companies, wholesalers and governmental procurement agencies. Meanwhile, we sell our processed grain products to wholesalers, distributors, institutional clients and retail stores.

Operating revenue from continuing operations for the six months ended June 30, 2013 was $140,777,815, representing 18.7% increase from $118,576,479 for the six months ended June 30, 2012. Our net loss available to common stockholders for the six months ended June 30, 2013 was $968,215, representing a 110.7% decrease from $9,020,025 of net income for the six months ended June 30, 2012.

Recent Developments

Since its beginning, 2013 has been a very challenging year for the Company. China’s on-going economic slowdown has imposed and continues to impose both challenges and opportunities for us. In addition, extreme weather conditions throughout the northern part of China have added to an already challenging situation.

For corn division in particular, the decrease in pork prices and the spread of avian flu H7N9 has affected the livestock raising industry, which has greatly reduced the demand for animal feeds, the major market of our corn products. In addition, a good corn harvest last year increased market supply. Oversupply caused a decrease in market sales prices of corn while purchase prices from farmers didn’t decline consistently due to the government's protective farming policies in favor of farmers. The gross margin of our corn trading business declined significantly, especially in the second quarter. During the same period, a general slowdown in consumer market growth and competition in the market segment have had a negative impact on the grain bulk trading business.

Conventional retail sales of grain products in supermarkets and convenience stores became increasingly competitive. The deteriorating efficiency of existing retail distribution channels has caused the Company to re-evaluate its overall sales approach for packaged grain products and to begin developing a new marketing strategy. For the time being, we have begun shifting some of our available resources from grain retail sales to more wholesale or bulk trading.

Extreme weather caused serious damage to our inventories and affected our operations. In late April, a heavy snow storm collapsed warehouses located in Taiyuan, Shanxi Province which were leased by the Company’s Grain Division and caused approximately $1.2 million in damage to our grain goods stored in those warehouses. Beginning in May 2013, Shanxi experienced unusually frequent heavy rainfall which caused extreme humidity. As a result, we reinforced the warehouses and took measures to prevent our inventories from mildewing, such as transferring inventories from one warehouse to the other and frequently drying the grain goods with machines. These measures reduced the efficiency of our operations and increased operational expenses.

Plan of Operation

At this new stage of China's economic development, in which innovation and resource consolidation will be the key to competing in the China and global marketplaces, we realize the urgent need to develop a more sustainable growth strategy. We are currently developing new strategies and measures on several fronts, including product line enhancements and expansion, marketing and sales strategies and the development of digital platforms which are designed to go beyond conventional channels to meet market needs. We believe our new IT infrastructure, which is currently under development, will become a crucial operational platform to provide high level resource integration, information access and risk management. We expect that the platform will offer extended services to farmers in the co-ops and to clients alike, will build strategic partnerships and serve Deyu's brand building strive. We believe the Company can compete more effectively with our new digital operational approach to turn some key barriers imposed by conventional approaches into strategic advantages.

In the meantime, in order to adapt to the changing market for grain products sold to consumers, we are streamlining our operational structure, introducing new product lines, exploring new venues and utilizing a brand-driven approach to go beyond traditional distribution channels. Our new initiatives still continue to cultivate the whole value chain concept, by offering agricultural services to secure strategic production resources, to offer efficient commercial orders and other value-added services.

Results of Operations for the Three Months Ended June 30, 2013 as Compared to the Three Months Ended June 30, 2012

	For The Three Months Ended
	June 30,
	2013	2012	Change	%

Net revenue	$63,610,101	$55,837,010	$7,773,091	13.9%
Cost of goods sold	(57,999,849)	(45,334,604)	(12,665,245)	27.9%
Gross Profit	5,610,252	10,502,406	(4,892,154)	-46.6%

Selling expenses	(4,935,031)	(3,973,047)	(961,984)	24.2%
General and administrative expenses	(3,021,371)	(2,106,397)	(914,974)	43.4%
Total Operating Expense	(7,956,402)	(6,079,444)	(1,876,958)	30.9%
Operating income (loss)	(2,346,150)	4,422,962	(6,769,112)	-153.0%

Interest income	5,572	6,138	(566)	-9.2%
Interest expense	(227,577)	(445,495)	217,918	-48.9%
Non-operating income (loss)	(1,200,809)	8,304	(1,209,113)	-14560.6%
Total Other Expense	(1,422,814)	(431,053)	(991,761)	230.1%

Income (loss) before income taxes	(3,768,964)	3,991,909	(7,760,873)	-194.4%
Income taxes	(185,120)	(1,089,402)	904,282	-83.0%
Net income (loss)	(3,954,084)	2,902,507	(6,856,591)	-236.2%
Net Income (loss) attributable to noncontrolling interests	185	19,435	(19,250)	-99.0%
Net income (loss) attributable to Deyu Agriculture Corp.	(3,953,899)	2,921,942	(6,875,841)	-235.3%
Preferred stock dividends	(117,368)	(109,977)	(7,391)	6.7%
Net income (loss) available to common stockholders	$(4,071,267)	$2,811,965	$(6,883,232)	-244.8%

Net Revenue

Net revenue for the three months ended June 30, 2013 was $63.6 million compared with $55.8 million for the three months ended June 30, 2012, an increase of $7.8 million, or 13.9%. This increase was the combined result of an increase of $13.7 million in bulk trading sales off-set by a decrease of $1.7 million in corn sales and a decrease of $4.2 million in grain sales. Sales derived from our Corn Division, Grain Division and Bulk Trading Division for the three months ended June 30, 2013 were $35.7 million, $10.4 million and $17.5 million, respectively, accounting for 56.1%, 16.3% and 27.6% of total net revenue, respectively.

The following table breaks down the distribution of our sales volume and amount by Division and as a percentage of gross sales:

	For The Three Months Ended June 30,
	2013			2012
	Volume (ton)	Net Revenue	% of total sales	Volume (ton)	Net Revenue	% of total sales	Changes	%
Corn Division	100,620	$35,697,746	56.1%	101,109	$37,357,786	66.9%	$(1,660,040)	-4.4%
Grain Division	5,907	10,378,212	16.3%	24,971	14,618,976	26.2%	(4,240,764)	-29.0%
Bulk Trading Division	29,451	17,534,143	27.6%	12,007	3,860,248	6.9%	13,673,895	354.2%
Total	135,978	$63,610,101	100.0%	138,087	$55,837,010	100.0%	$7,773,091	13.9%

Net revenue from our Corn Division for the three months ended June 30, 2013 was approximately $35.7 million, a decrease of $1.7 million, or approximately 4.4%, as compared to $37.4 million for the three months ended June 30, 2012. The decrease was mainly attributable to the weakening demand for corn in the industry. The demand from livestock feeds factories weakened due to the decrease of pork prices and the spread of bird flu H7N9 during the reporting period.

Net revenue from our Grain Division for the three months ended June 30, 2013 was $10.4 million, a decrease of $4.2 million, or 29.0%, as compared to $14.6 million for the three months ended June 30, 2012. The decrease was mainly attributable to the decline of retail sales in supermarket and convenience stores, which was caused by deteriorating efficiency of traditional retail sales and our strategic shift from grain retail sales to wholesale or bulk trading.

Net revenue from our Bulk Trading Division for the three months ended June 30, 2013 was $17.5 million, an increase of $13.7 million, or 354.2% as compared to $3.9 million for the three months ended June 30, 2012. This increase was mainly attributable to our strategic shift from grain retail sales to wholesale or bulk trading.

Cost of Goods Sold

Cost of goods sold mainly consisted of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and packaging costs. Our cost of goods sold increased by $12.7 million, or 27.9%, from $45.3 million for the three months ended June 30, 2012 to $58.0 million for the three months ended 31, 2013. This increase was primarily attributable to the increase in sales volume of our bulk trading business and the increase of the cost of some raw materials for grain products.

Gross Profit

The following table breaks down the gross profit and gross margin by Division:

	For The Three Months Ended June 30,
	2013			2012
	Gross Profit	% of total Gross Profit	Margin	Gross Profit	% of total Gross Profit	Margin
Corn Division	$3,366,590	60.0%	9.4%	$5,808,143	55.3%	15.5%
Grain Division	1,793,061	32.0%	17.3%	4,386,915	41.8%	30.0%
Bulk Trading Division	450,601	8.0%	2.6%	307,348	2.9%	8.0%
Total	$5,610,252	100%	8.8%	$10,502,406	100%	18.8%

Our gross profit decreased by $4.9 million, or 46.6%, from $10.5 million for the three months ended June 30, 2012 to $5.6 million for the three months ended June 30, 2013. The decrease was a combined result of a decrease in gross profits of $2.4 million in the Corn Division, a decrease of $2.6 million in the Grain Division and a decrease of $0.1 million in the Bulk Trading Division. Our gross margin decreased from 18.8% for the three months ended June 30, 2012 to 8.8% for the three months ended June 30, 2013. The decrease in gross margin was mainly the combined result of the simultaneous decline of gross margin in each division and the increased sales percentage of the bulk trading business, which had a relatively lower gross margin.

Gross profit in the Corn Division was $3.4 million, contributing to 60.0% of total gross profit for the three months ended June 30, 2013. Gross margin for our Corn Division was 9.4% for the three months ended June 30, 2013, down by 610 basis points from 15.5% for the three months ended June 30, 2012. The decrease in gross margin was mainly attributable to the weakening demand in the corn industry with an oversupply of corn after a good harvest in 2012. The corn demand from livestock feeds factories weakened due to the decrease of pork prices and the spread of bird flu H7N9 in this year. The market sales prices of corn decreased while the purchase prices from farmers didn’t decline consistently due to the government's protective farming policies in favor of farmers.

Gross profit in the Grain Division was $1.8 million, contributing to 32.0% of total gross profit for the three months ended June 30, 2013. Gross margin for the Grain Division was 17.3% for the three months ended June 30, 2013, which decreased by 1270 basis points from 30.0% for the three months ended June 30, 2012. This decrease in gross margin was primarily due to the increasing cost of raw materials in addition to the strategic shift from grain retail sales to wholesales, which has relatively lower gross margins but with fewer distribution expenses.

Gross profit in the Bulk Trading Division was $0.5 million, contributing to 8.0% of total gross profit for the three months ended June 30, 2013. Gross margin in the Bulk Trading Division was relatively lower compared to our other Divisions as a result of its high turnover rate and relatively lower cost maintenance. Gross margin for the Bulk Trading Division was 2.6% for the three months ended June 30, 2013, a decrease of 540 basis points from 8.0% for the three months ended June 30, 2012. This decrease was mainly attributable to severe market fluctuations of grains in May 2013, which caused negative margin for some transactions.

Selling Expenses

Selling expenses included expenses of freight, warehousing, handling, distribution, advertising, farmer subsidies, payroll and other expenses. Selling expenses increased by $1.0 million, or 24.2%, to $4.9 million for the three months ended June 30, 2013 as compared to $4.0 million for the three months ended June 30, 2012. This increase was primarily the combined result of (a) an increase of $0.8 million of the expenses of handling, warehousing and freight, caused by extreme weather condition in recent months; and (b) an increase of $0.8 million of farmer seeding subsidies, of which parts were paid in the first quarter of 2012; offset by (c) a decrease of $0.8 million of advertisement and distribution expenses incurred as a result of the reduction of retail sales.

General and Administrative Expenses

General and administrative expenses included payroll, professional services, rental, travels, depreciation and amortization. General and administrative expenses for the three months ended June 30, 2013 was $3.0 million, an increase of 0.9 million, or 43.4% compared to $2.1 million for the three months ended June 30, 2012. This increase was primarily due to (a) an increase of $0.5 million for the management team enhancement, as well as the business developments at the corporate level and (b) an increase of $0.4 million of professional service fees, mainly spent on financing consulting, internal control consulting, legal fees and other services related to capital markets.

Interest Expense

Interest expense for the three months ended June 30, 2013 was $0.2 million compared to $0.4 million for the three months ended June 30, 2012, a decrease of $0.2 million, or 48.9%. This decrease was mainly due to the decrease in the balances on loans. We had a decrease in the average loan balance from $15.8 million for the three months ended June 30, 2012 to $8.6 million for the three months ended June 30, 2013.

Non-operating income (loss)

Non-operating loss for the three months ended June 30, 2013 was $1.2 million, mainly representing inventory loss due to the collapse of warehouses under a heavy snow storm. On April 19, 2013, an unexpected heavy snow storm collapsed the warehouses located in Taiyuan, Shanxi Province leased by the Company’s Grain Division and caused approximately $1.2 million in damage to our grain goods stored in those warehouses. Non-operating income for the three months ended June 30, 2012 was not material.

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

Income tax expenses were $185,120 for the three months ended June 30, 2013, mainly representing the current income tax expenses derived from Taizihu and Huichun, both of which were subject to the 25% EIT rate. Income tax expenses were $1,089,402 for the three months ended June 30, 2012, which consisted of $329,409 of current income tax expenses derived from Taizihu Group and $759,993 of deferred income tax expenses primarily derived from Detian Yu for additional valuation allowance for deferred tax assets generated in previous years due to uncertainty of realization of net operating losses carryover. The decrease of income taxes was mainly due to the decline of deferred tax expenses.

Net Income (loss)

As a result of the above, we had net loss available to common shareholders of $4.1 million for the three months ended June 30, 2013 compared to a net income of $2.8 million for the three months ended June 30, 2012, a decrease of $6.9 million, or 244.8%.

Results of Operations for the Six Months Ended June 30, 2013 as Compared to the Six Months Ended June 30, 2012

	For The Six Months Ended
	June 30,
	2013	2012	Change	%

Net revenue	$140,777,815	$118,576,479	$22,201,336	18.7%
Cost of goods sold	(126,363,389)	(95,654,272)	(30,709,117)	32.1%
Gross Profit	14,414,426	22,922,207	(8,507,781)	-37.1%

Selling expenses	(8,133,626)	(8,131,419)	(2,207)	0.0%
General and administrative expenses	(4,904,238)	(3,965,171)	(939,067)	23.7%
Total Operating Expense	(13,037,864)	(12,096,590)	(941,274)	7.8%
Operating income	1,376,562	10,825,617	(9,449,055)	-87.3%

Interest income	13,672	17,676	(4,004)	-22.7%
Interest expense	(403,281)	(930,039)	526,758	-56.6%
Non-operating income (loss)	(1,199,996)	576,650	(1,776,646)	-308.1%
Total Other Expense	(1,589,605)	(335,713)	(1,253,892)	373.5%

Income (loss) before income taxes	(213,043)	10,489,904	(10,702,947)	-102.0%
Income taxes	(525,553)	(1,290,696)	765,143	-59.3%
Net income (loss)	(738,596)	9,199,208	(9,937,804)	-108.0%
Net Income (loss) attributable to noncontrolling interests	3,804	40,869	(37,065)	-90.7%
Net income (loss) attributable to Deyu Agriculture Corp.	(734,792)	9,240,077	(9,974,869)	-108.0%
Preferred stock dividends	(233,423)	(220,052)	(13,371)	6.1%
Net income (loss) available to common stockholders	$(968,215)	$9,020,025	$(9,988,240)	-110.7%

Net Revenue

Our net revenue for the six months ended June 30, 2013 was $140.8 million compared with $118.6 million for the six months ended June 30, 2012, an increase of $22.2 million, or 18.7%. This increase was the combined result of an increase of $38.2 million in bulk trading sales off-set by a decrease of $9.4 million in corn sales and a decrease of $6.5 million in grain sales. Sales derived from our Corn Division, Grain Division and Bulk Trading Division for the six months ended June 30, 2013 were $71.2 million, $22.7 million and $46.9 million, respectively, accounting for 50.5%, 16.2% and 33.3% of total net revenue, respectively.

The following table breaks down the distribution of our sales volume and amount by Division and as a percentage of gross sales:

	For The Six Months Ended June 30,
	2013			2012
	Volume (ton)	Net Revenue	% of total sales	Volume (ton)	Net Revenue	% of total sales	Changes	%
Corn Division	196,620	$71,123,730	50.5%	221,437	$80,564,872	67.9%	$(9,441,142)	-11.7%
Grain Division	14,699	22,739,314	16.2%	34,670	29,269,621	24.7%	(6,530,307)	-22.3%
Bulk Trading Division	77,198	46,914,771	33.3%	23,675	8,741,986	7.4%	38,172,785	436.7%
Total	288,517	$140,777,815	100.0%	279,782	$118,576,479	100.0%	$22,201,336	18.7%

Net revenue from our Corn Division for the six months ended June 30, 2013 was approximately $71.1 million, a decrease of $9.4 million, or approximately 11.7%, as compared to $80.6 million for the six months ended June 30, 2012. The decrease was mainly attributable to the weakening demand for corn in the corn industry. The demand from livestock feeds factories weakened due to the decrease of pork prices and the spread of bird flu H7N9 during the reporting period.

Net revenue from our Grain Division for the six months ended June 30, 2013 was $22.7 million, a decrease of $6.5 million, or 22.3%, as compared to $29.3 million for the six months ended June 30, 2012. The decrease was mainly attributable to the decline of retail sales in supermarket and convenience stores, which was caused by deteriorating efficiency of traditional retail sales and our strategic shift from grain retail sales to wholesale or bulk trading.

Net revenue from our Bulk Trading Division for the six months ended June 30, 2013 was $46.9 million, an increase of $38.2 million, or 436.7% as compared to $8.7 million for the six months ended June 30, 2012. This increase was mainly attributable to our strategic shift from grain retail sales to wholesale or bulk trading.

Cost of Goods Sold

Cost of goods sold mainly consisted of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and packaging costs. Our cost of goods sold increased by $30.7 million, or 32.1%, from $95.7 million for the six months ended June 30, 2012 to $126.4 million for the six months ended June 30, 2013. This increase was primarily attributable to the increase in sales volume of our bulk trading business and the increase of cost of some raw materials for grain products.

Gross Profit

 The following table breaks down the gross profit and gross margin by Division:

	For The Six Months Ended June 30,
	2013			2012
	Gross Profit	% of total Gross Profit	Margin	Gross Profit	% of total Gross Profit	Margin
Corn Division	$8,144,399	56.5%	11.5%	$12,926,022	56.4%	16.0%
Grain Division	4,391,386	30.5%	19.3%	9,119,667	39.8%	31.2%
Bulk Trading Division	1,878,641	13.0%	4.0%	876,518	3.8%	10.0%
Total	$14,414,426	100%	10.2%	$22,922,207	100%	19.3%

Our gross profit decreased by $8.5 million, or 37.1%, from $22.9 million for the six months ended June 30, 2012 to $14.4 million for the six months ended June 30, 2013. The decrease was a combined result of a decrease in gross profits of $4.8 million in the Corn Division and a decrease of $4.7 million in the Grain Division, offset by an increase of $1.0 million in the Bulk Trading Division. Our gross margin decreased from 19.3% for the six months ended June 30, 2012 to 10.2% for the six months ended June 30, 2013. The decrease in gross margin was mainly the combined result of the simultaneous decline of gross margin in each division and the increased sales percentage of our bulk trading business, which had a relatively lower gross margin.

Gross profit in the Corn Division was $8.1 million, contributing to 56.5% of total gross profit for the six months ended June 30, 2013. Gross margin for our Corn Division was 11.5% for the six months ended June 30, 2013, down by 450 basis points from 16.0% for the six months ended June 30, 2012. The decrease in gross margin was mainly attributable to the weakening demand in the corn industry with an oversupply of corn after a good harvest in 2012. The corn demand from livestock feed factories weakened due to the decrease of pork prices and the spread of bird flu H7N9 during the reporting period. The market sales prices of corn decreased while purchase prices from farmers didn’t decline consistently due to the government's protective farming policies in favor of farmers.

Gross profit in the Grain Division was $4.4 million, contributing to 30.5% of total gross profit for the six months ended June 30, 2013. Gross margin for the Grain Division was 19.3% for the six months ended June 30, 2013, which decreased by 1190 basis points from 31.2% for the six months ended June 30, 2012. This decrease in gross margin was primarily due to the increasing cost of raw materials in addition to the strategic shift from grain retail sales to wholesales, which has relatively lower gross margins but with fewer distribution expenses.

Gross profit in the Bulk Trading Division was $1.9 million, contributing to 13.0% of total gross profit for the six months ended June 30, 2013. Gross margin in the Bulk Trading Division was relatively lower compared to our other Divisions as a result of its high turnover rate and relatively lower cost maintenance. Gross margin for the Bulk Trading Division was 4.0% for the six months ended June 30, 2013, a decrease of 600 basis points from10.0% for the six months ended June 30, 2012. This decrease was mainly attributable to severe market fluctuation of grains in May 2013, which caused negative margin for some transactions.

Selling Expenses

Selling expenses included expenses of freight, warehousing, handling, distribution, advertising, farmer subsidies, payroll and other expenses. Selling expenses for the six months ended June 30, 2013 were $8.1 million, which was approximately the same for the six months ended June 30, 2012. The material fluctuations between the two periods included: (a) an increase of $0.8 million of the expenses of handling, warehousing and freight, caused by frequent heavy rainfall in recent months; and (b) a decrease of $1.1 million of advertisement and distribution expenses incurred as a result of the reduction of retail sales.

General and Administrative Expenses

General and administrative expenses included payroll, professional services, rental, travel, depreciation and amortization. General and administrative expenses for the six months ended June 30, 2013 was $4.9 million, an increase of $0.9 million compared to the six months ended June 30, 2012. This increase was primarily the combined result of (a) an increase of $0.7 million for the management team enhancement, as well as the business developments at the corporate level; and (b) an increase of $0.4 million of professional service fees, mainly spent on financing consulting, internal control consulting, legal fees and other services related to capital markets; offset by (c) a decrease of $0.2 million of payroll related expenses and other expenses.

Interest Expense

Interest expense for the six months ended June 30, 2013 was $0.4 million compared to $0.9 million for the six months ended June 30, 2012, a decrease of $0.5 million, or 56.6%. This decrease was mainly due to the decrease in the balances on loans. We had a decrease in the average loan balance from $19.0 million for the six months ended June 30, 2012 to $8.6 million for the six months ended June 30, 2013.

Non-operating income (loss)

Non-operating loss for the three months ended June 30, 2013 was $1.2 million, mainly representing the inventory loss due to the collapse of our warehouses under a heavy snow storm. On April 19, 2013, an unexpected heavy snow storm collapsed our warehouses located in Taiyuan, Shanxi Province leased by the Company’s Grain Division and caused approximately $1.2 million in damage to our grain goods stored in those warehouses. Non-operating income for the three months ended June 30, 2012 mainly represented a gain on the bargain purchase prices in connection with the acquisitions of Taizihu and Huichun.

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

Income tax expenses were $525,553 for the six months ended June 30, 2013, mainly representing the current income tax expenses derived from Taizihu and Huichun, both of which were subject to the 25% EIT rate. Income tax expenses were $1,290,696 for the six months ended June 30, 2012, which consisted of $500,436 of current income tax expenses derived from Taizihu Group and $790,260 of deferred income tax expenses derived from Detian Yu for valuation allowance for deferred tax assets generated in previous years due to its uncertainty of realization of net operating losses carryover. The decrease of income taxes was mainly due to the decline of deferred tax expenses.

Net Income (loss)

As a result of the above, we had net loss available to common shareholders of $1.0 million for the six months ended June 30, 2013 compared to a net income of $9.0 million for the six months ended June 30, 2012, a decrease of $10.0 million, or 110.7%.

Liquidity and Capital Resources

The following summarizes the key components of our cash flows for the six months ended June 30, 2013 and 2012:

	For the Six Months Ended June 30,
	2013	2012

Net cash provided by operating activities	$2,219,493	$10,699,003
Net cash used in investing activities	(285,476)	(5,437,793)
Net cash provided by (used in) financing activities	1,043,320	(7,546,524)
Effect of exchange rate change on cash and cash equivalents	99,071	18,372
Net (decrease) increase in cash and cash equivalents	$3,076,408	$(2,266,942)

Net cash provided by operating activities totaled approximately $2.2 million for the six months ended June 30, 2013 and $10.7 million for the six months ended June 30, 2012, a decrease of $8.5 million. This decrease was primarily attributable to our decrease of net income. We incurred $1.0 million of net loss available to common stockholders for the six months ended June 30, 2013, while we earned $9.0 million of net income available to common stockholders for the six months ended June 30, 2012.

Net cash used in investing activities was approximately $0.3 million for the six months ended June 30, 2013, mainly for the construction of factories and the purchase of equipment, while net cash used in investing activities was $5.4 million for the six months ended June 30, 2012 and mainly consisted of the payment for the acquisition of the Taizihu Group.

Net cash provided by financing activities was approximately $1.0 million for the six months ended June 30, 2013 as compared to net cash used of $7.5 million for the six months ended June 30, 2012. We obtained an aggregate of $0.3 million of short-term loans from related parties, received $0.4 million of net proceeds of short-term bank loans and $0.3 million of cash released from restriction on a credit line of bank loans for the six months ended June 30, 2013, while we repaid $7.6 million of net repayment of short-term bank loans, received $0.3 million of net proceeds of short-term bank loans from related parties and paid $0.2 million in preferred dividends for the six months ended June 30, 2012.

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

Contractual Obligations

The following table presents the Company’s material contractual obligations as of June 30, 2013:

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Bank Loans	$8,832,242	$8,832,242	$-	$-	$-
Operating Lease Obligations	2,374,218	315,859	424,578	342,816	1,290,965
	$11,206,460	$9,148,101	$424,578	$342,816	$1,290,965

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

As of June 30, 2013, the balance of restricted cash included: (a) $488,806 of cash restricted as a pledge for a bank loan of $1,303,484 (RMB8, 000,000) obtained from Dah Sing Bank (China) Co. Ltd. on July 18, 2012; the loan was paid off on July 17, 2013; and (b) $16,294 of cash restricted as a pledge for a bank loan of $14,664 (RMB90,000) obtained from Bank of Communications Gongzhufen Sub-branch obtained on December 12, 2012.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2013 and December 31, 2012, the balances of accounts receivable greater than three months were not material.

Inventories

The Company's inventories are stated at lower of cost or market. Cost is determined on a moving-average basis. Costs of inventories include purchase and related costs incurred in delivering products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. As of June 30, 2013 and December 31, 2012, slow moving or obsolete inventories identified by management were not material.

Property, plant, and equipment

Property, plant, and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to earnings as incurred; in additions, renewals and betterments are capitalized. When property, plant, and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

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

Long-lived assets

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), "Property, Plant, and Equipment" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. There was no impairment of long-lived assets as of June 30, 2013 and December 31, 2012 or for the six months ended June 30, 2013 and 2012.

Intangible assets

For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. There was no impairment of intangible assets as of June 30, 2013 and December 31, 2012 or for the six months ended June 30, 2013 and 2012.

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

This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (ASC 820). This Staff Position delays the effective date of SFAS No. 157 (ASC 820) for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 (ASC 820) had no material effect on the Company's financial position or results of operations for the six months ended June 30, 2013.

We also analyze all financial instruments with features of both liabilities and equity under ASC 480-10 (formerly SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”) and ASC 815-40 (formerly EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). We have determined ASC 480-10 (formerly SFAS 150) and ASC 815-40 (formerly EITF 00-19) had no material effect on our financial position or results of operations for the six months ended June 30, 2013.

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

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded. The estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. The sales discounts were not material for the six months ended June 30, 2013 and $669,420 for the six months ended June 30, 2012.

We offer a right of exchange on our grain products sold through our relationships with grocery store networks. The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased. In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes. For the six months ended June 30, 2013 and 2012, returns of our products were not material.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the six months ended June 30, 2013 and 2012 were $128,897 and $1,046,917, respectively.

Research and development

The Company expenses its research and development costs as incurred. Research and development expenses for the six months ended June 30, 2013 and 2012 were not material.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material effect on the Company’s consolidated financial statements for the six months ended June 30, 2013.

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

Recent pronouncements

In July 2012, FASB issued an amendment (ASU No. 2012-02) to Intangibles–Goodwill and Other (ASC Topic 350). In accordance with the amendments in this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance had no material impact on our consolidated financial position or results of operations for the six months ended June 30, 2013.

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

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Item 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. At the conclusion of the period ended June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2013, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On February 12, 2012, the Company’s former Chief Financial Officer alleged that the Company may have violated certain state and federal laws and regulations and upon receipt of such allegations, the Company's Audit Committee retained counsel to conduct an inquiry into such allegations. On March 27, 2012, the Company received a letter asserting a claim of wrongful termination in violation of public policy wherein the former Chief Financial Officer claims that he was terminated in retaliation for reporting and/or refusing to participate in such alleged violations. He also claims breach of employment contract and seeks payment of $250,000 plus the issuance of 60,000 shares of common stock in settlement for the claimed damages therein. On July 23, 2012, the Company was provided a copy of a complaint filed in the Superior Court of California, County of Orange, repeating the same allegations contained in the March 27, 2012 letter and also asserting claims for intentional and negligent infliction of emotional distress and failure to pay wages due at the time of termination.  The Company subsequently filed demurrers to the Complaint that resulted in the plaintiff filing a First Amended Complaint on September 28, 2012 and a Second Amended Complaint on January 7, 2013, alleging essentially the same claims. The Company's answer to the Second Amended Complaint, along with the Company's Cross-Complaint against the former Chief Financial Officer, seeking the return of Company property, was filed on March 25, 2013 following the most recent demurrer hearing that was held on March 14, 2013.  The answer to the Cross-Complaint was filed on April 5, 2013.

The Company believes that such allegations and claims are without merit and intends to vigorously defend such allegations and claims. The Company will conduct formal discovery, including the taking of plaintiff's deposition, and the Company intends to file a motion for summary judgment to be heard prior to the October Mandatory Settlement Conference date.

Because the inquiry is in its initial stages, the Company is not currently able to predict the probability of a favorable or unfavorable outcome, or the amount of any possible loss in the event of an unfavorable outcome. Consequently, no material provision or liability has been recorded for such allegations and claims as of June 30, 2013.

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

DEYU AGRICULTURE CORP.

Signature	Title	Date

/s/ Greg Chen	Chief Executive Officer, Principal Executive Officer	August 13, 2013
Greg Chen

/s/ Amy He
Amy He	Chief Financial Officer, Principal Financial and Accounting Officer	August 13, 2013

-43-