Form 10-Q
period 2013-09-30
Deyu Agriculture Corp.
filed 2013-11-14
CIK 1467746

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013
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

In China:86-10-8273-2870
In the United States:(646) 499-5475

 (Issuer Telephone number)

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

As of November 8, 2013, there were 10,618,266 shares outstanding of the registrant’s common stock.

DEYU AGRICULTURE CORP.

FORM 10-Q

SEPTEMBER 30, 2013

Item 1. Financial Statements

DEYU AGRICULTURE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$3,733,395	$4,937,279
Restricted cash	16,340	815,348
Accounts receivable, net	27,103,487	33,991,288
Due from related parties	43,959	397,214
Inventory	21,497,307	30,322,191
Advance to supplier	5,469,003	6,145,840
Prepaid expenses	1,243,073	1,453,184
Other current assets	618,951	340,456
Total Current Assets	59,725,515	78,402,800

Property, plant, and equipment, net	19,644,652	19,442,599
Construction-in-progress	66,993	2,614,491
Long-term Investment	59,477	58,426
Intangible assets, net	8,598,408	13,389,075

Total Assets	$88,095,045	$113,907,391

Liabilities and Equity

Current Liabilities
Short-term loan	$7,383,987	$8,323,623
Accounts payable	4,138,736	5,179,729
Advance from customers	1,974,413	2,249,282
Accrued expenses	1,661,792	1,506,776
Tax payable	114,578	305,712
Preferred stock dividends payable	122,818	229,171
Due to related parties	563,351	8,668,552
Other current liabilities	343,469	986,153
Total Current Liabilities	16,303,144	27,448,998

Equity
Series A convertible preferred stock, $.001 par value, 10,000,000 shares
authorized, 2,182,628 and 2,039,970 shares outstanding, respectively	2,183	2,040
Common stock, $.001 par value; 75,000,000 shares authorized,
10,618,266 and 10,658,266 shares outstanding, respectively	10,618	10,658
Additional paid-in capital	21,224,421	20,781,439
Other comprehensive income	7,222,682	5,737,793
Retained earnings	43,299,658	59,500,134
Total Stockholders' Equity	71,759,562	86,032,064
Noncontrolling Interests	32,339	426,329
Total Equity	71,791,901	86,458,393

Total Liabilities and Equity	$88,095,045	$113,907,391

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenue	$68,339,368	$56,472,324	$209,117,183	$175,048,803
Cost of goods sold	(64,342,240)	(46,256,954)	(190,705,629)	(141,911,226)
Gross Profit	3,997,128	10,215,370	18,411,554	33,137,577

Selling expenses	(6,207,310)	(3,795,367)	(14,340,936)	(11,926,786)
General and administrative expenses	(4,980,266)	(2,311,508)	(9,884,504)	(6,276,679)
Loss on impairment of assets	(6,586,425)	-	(6,586,425)	-
Total Operating Expenses	(17,774,001)	(6,106,875)	(30,811,865)	(18,203,465)
Operating income (loss)	(13,776,873)	4,108,495	(12,400,311)	14,934,112

Interest income	19,476	7,242	33,148	24,918
Interest expense	(190,183)	(330,771)	(593,464)	(1,260,810)
Non-operating income (loss)	(1,107,683)	(7,063)	(2,307,679)	569,587
Total Other Expenses	(1,278,390)	(330,592)	(2,867,995)	(666,305)

Income (loss) before income taxes	(15,055,263)	3,777,903	(15,268,306)	14,267,807
Income taxes	(54,501)	(184,485)	(580,054)	(1,475,181)
Net income (loss)	(15,109,764)	3,593,418	(15,848,360)	12,792,626
Net loss attributable to noncontrolling interests:	194	3,826	3,998	44,695
Net income (loss) attributable to Deyu Agriculture Corp.	(15,109,570)	3,597,244	(15,844,362)	12,837,321
Preferred stock dividends	(122,691)	(112,035)	(356,114)	(332,087)
Net income (loss) available to common stockholders	(15,232,261)	3,485,209	(16,200,476)	12,505,234
Foreign currency translation gain (loss)	141,382	822,431	1,475,116	187,472
Comprehensive income (loss)	(15,090,879)	4,307,640	(14,725,360)	12,692,706
Other comprehensive income (loss) attributable to noncontrolling interests	(92)	(4,157)	9,773	(306)
Comprehensive income (loss) attributable to Deyu Agriculture Corp.	$(15,090,971)	$4,303,483	$(14,715,587)	$12,692,400

Net income (loss) attributable to common stockholders per share - basic:	$(1.43)	$0.33	$(1.52)	$1.18
Net income (loss) attributable to common stockholders per share - diluted:	(1.43)	0.28	(1.52)	1.02
Weighted average number of common shares outstanding - basic	10,618,266	10,604,081	10,627,497	10,578,570
Weighted average number of common shares outstanding - diluted	10,618,266	12,632,585	10,627,497	12,585,860

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) available to common stockholders	$(16,200,476)	$12,505,234
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation & amortization	1,766,231	1,801,515
Loss of impairment of assets	6,586,425	-
Allowance for doubtful accounts	1,330,398	16,314
Share-based compensation	43,187	250,290
Preferred stock dividends accrued	356,114	332,087
Common stocks issued for services	(57,200)	114,400
Grain on bargain purchase	-	(499,079)
Deferred income tax expense	-	875,706
Noncontrolling interests	(3,998)	(44,695)
Decrease (increase) in current assets:
Accounts receivable	6,894,009	8,616,800
Related-parties trade receivable	357,671	466,980
Inventories	9,326,772	(5,060,976)
Advance to suppliers	781,438	2,988,738
Prepaid expense and other current assets	(724,623)	907,358
Increase (decrease) in liabilities:
Accounts payable	(1,136,732)	8,987
Advance from customers	(312,946)	(6,415,884)
Accrued expense and other liabilities	(864,448)	517,019
Net cash provided by operating activities	8,141,822	17,380,794

CASH FLOWS FROM INVESTING ACTIVITIES
Construction and remodeling of factory and warehouses	(100,169)	(5,166,095)
Purchase of machinery and equipment	(532,353)	(312,588)
Consideration paid for acquisition	-	(47,829)
Advances to related parties	-	(78,604)
Cash held by the Taizihu Group at acquisition date	-	20,272
Net cash used in investing activities	(632,522)	(5,584,844)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (repayment) from short-term loans from bank and others	(1,021,616)	1,104,382
Net repayment of short-term loans from related parties	(8,480,651)	(9,690,871)
Cash released from restriction (restricted) for credit line of bank loans	807,515	(1,579,604)
Net repayments of short-term bank acceptance notes	-	1,812,544
Payment of preferred dividends	-	(266,795)
Net cash provided by (used in) financing activities	(8,694,752)	(8,620,344)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(18,432)	45,899

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(1,203,884)	3,221,505
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	4,937,279	8,741,703
CASH & CASH EQUIVALENTS, ENDING BALANCE	$3,733,395	$11,963,208

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$775,198	$180,705
Interest paid	$605,843	$765,725
NONCASH INVESTING AND FINANCING ACTIVITIES:
Construction completed and transferred to property, plant, and equipment	$767,494	$-
Construction transferred to land use rights	$1,045,640	$-

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PREPARATION

Deyu Agriculture Corp. (the “Company”), formerly known as Eco Building International, Inc., was incorporated under the laws of the State of Nevada on December 23, 2008. We completed the acquisition of City Zone Holdings Limited (“City Zone”), an agricultural products distributor in the Shanxi Province of the People’s Republic of China (the “PRC”) engaged in procuring, processing, marketing, and distributing various grain and corn products, by means of a share exchange effective April 27, 2010. As a result of the share exchange, City Zone became our wholly-owned subsidiary. We currently conduct our business primarily through operating PRC subsidiaries, including JinzhongDeyu Agriculture Trading Co., Ltd. (“JinzhongDeyu”), JinzhongYuliang Agriculture Trading Co., Ltd. (“JinzhongYuliang”), Shanxi Taizihu Food Co., Ltd. (“Taizihu”), Shanxi Huichun Bean Products Co., Ltd. (“Huichun” and together with Taizihu, the “Taizihu Group”) and Detian Yu Biotechnology (Beijing) Co., Ltd. (“Detian Yu”) and Detian Yu’s subsidiaries.

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

City Zone was incorporated in the British Virgin Islands (“BVI”) on July 27, 2009 under the BVI Business Companies Act of 2004. In November 2009, pursuant to the restructuring plan set out below, City Zone became the holding company of a group of companies comprising Most Smart International Limited ("Most Smart"), Redsun Technology (Shenzhen) Co. Limited (“Shenzhen Redsun”), Shenzhen JiRuHai Technology Co., Ltd. ("Shenzhen JiRuHai"), Detian Yu, JinzhongDeyu, JinzhongYongcheng and JinzhongYuliang.

Restructuring

In November 2009, pursuant to a restructuring plan intended to ensure compliance with PRC rules and regulations, City Zone, through a series of acquisitions and wholly-owned subsidiaries, acquired 100% of the equity interests in JinzhongDeyu, JinzhongYuliang, and JinzhongYongcheng. The former shareholders and key management of JinzhongDeyu, JinzhongYongcheng, and JinzhongYuliang became the ultimate controlling parties and key management of City Zone. This restructuring has been accounted for as a recapitalization of JinzhongDeyu, JinzhongYongcheng and JinzhongYuliang with no adjustment to the historical basis of the assets and liabilities of these companies, while the historical financial positions and results of operations are consolidated as if the restructuring occurred as of the beginning of the earliest period presented in our accompanying consolidated financial statements. For the purpose of a consistent and comparable presentation, the consolidated financial statements have been prepared as if City Zone had been in existence since the beginning of the earliest and throughout the whole periods covered by these consolidated financial statements.

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

Consolidation Scope:

Details of our subsidiaries subject to consolidation are as follows:

	Domicile and		Percentage
	Date of	Registered	of
Name of Subsidiary	Incorporation	Capital	Ownership	Principal Activities

City Zone Holdings Limited ("City Zone")	British Virgin Islands, July 27, 2009	$20,283,581	100%	Holding company of Most Smart

Most Smart International Limited ("Most Smart")	Hong Kong, March 11, 2009	$1	100%	Holding company of Shenzhen Redsun

Redsun Technology (Shenzhen) Co., Ltd. ("Shenzhen Redsun")	The PRC, August 20, 2009	$30,000	100%	Holding company of Shenzhen JiRuHai, Taizihu and Huichun

Shenzhen JiRuHai Technology Co., Ltd.("Shenzhen JiRuHai")	The PRC, August 20, 2009	$14,638	100%	Holding company of Beijing Detian Yu

Detian Yu Biotechnology (Beijing) Co., Ltd. ("Detian Yu")	The PRC, November 30, 2006	$7,637,723	100%	Wholesale distribution of simple-processed and deep-processed packaged food products and staple food. Holding company of the following first five entities.

JinzhongDeyu Agriculture Trading Co., Ltd. ("JinzhongDeyu")	The PRC, April 22, 2004	$1,492,622	100%	Organic grains preliminary processing and wholesale distribution.

JinzhongYongcheng Agriculture Trading Co., Ltd. ("JinzhongYongcheng")	The PRC, May 30, 2006	$1,025,787	100%	Corns preliminary processing and wholesale

JinzhongYuliang Agriculture Trading Co., Ltd. ("JinzhongYuliang")	The PRC, March 17, 2008	$13,963,243	100%	Corns preliminary processing and wholesale distribution.

Tianjin Guandu Food Co., Ltd. ("Tianjin Guandu")	The PRC, June 21, 2011	$1,544,497	100%	Wholesale distribution of simple-processed and deep-processed packaged food products and staple food.

HebeiYugu Grain Co., Ltd. ("HebeiYugu")	The PRC, July 25, 2011	$1,563,824	70%	Wholesale distribution of grain products and operating or acting as an agent of import & export business for grain products.

Shanxi Taizihu Food Co., Ltd. (“Taizihu”) (1)	The PRC, July 27, 2003	$1,208,233	100%	Producing and selling fruit beverages and soybean products.

Shanxi HuiChun Bean Products Co., Ltd. (“Huichun”) (1)	The PRC, September 2, 2007	$2,636,192	100%	Producing and selling fruit beverages and soybean products.

Jilin Jinglong Agriculture Development Limited (“Jinglong”)	The PRC, October 10, 2012	$3,152,138	99%	Procurement, storage and sales of corn and grain.

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

As of September 30, 2013, the balance of restricted cash of $16,340 represents a pledge for a bank loan of $14,706 (RMB90,000) obtained from Bank of Communications Gongzhufen Sub-branch obtained on December 12, 2012.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis. As of September 30, 2013, the balance of allowance for doubtful accounts was $557,660. As of December 31, 2012, the balance of allowance for doubtful accounts was not material.

Inventories

The Company's inventories are stated at lower of cost or market. Cost is determined on a moving-average basis. Costs of inventories include purchase and related costs incurred in delivering products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. As of September 30, 2013 and December 31, 2012, slow moving or obsolete inventories identified by management were not material.

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

Long-lived assets

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), "Property, Plant, and Equipment" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. As of September 30, 2013, the Company recorded $771,502 of impairment of construction-in-progress. As of December 31, 2012, there was no impairment of long-lived assets.

Intangible assets

For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. As of September 30, 2013, the Company recorded $5,814,923 of impairment loss of the land use rights of the farmlands. As of December 31, 2012, there was no impairment of intangible assets.

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

⋅
Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.

⋅
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

⋅
Level 3 – Valuations based on inputs that are unobservable and not corroborated by market data. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies, or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability.

This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (ASC 820). This Staff Position delays the effective date of SFAS No. 157 (ASC 820) for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 (ASC 820) had no effect on the Company's financial position or results of operations for the nine months ended September 30, 2013.

We also analyze all financial instruments with features of both liabilities and equity under ASC 480-10 (formerly SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”) and ASC 815-40 (formerly EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). We have determined ASC 480-10 (formerly SFAS 150) and ASC 815-40 (formerly EITF 00-19) had no material effect on our financial position or results of operations for the nine months ended September 30, 2013.

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

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded. The estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. The sales discounts were not material for the nine months ended September 30, 2013 and $669,831 for the nine months ended September 30, 2012.

We offer a right of exchange on our grain products sold through our relationships with grocery store networks. The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased. In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes. The returns of our products for the nine months ended September 30, 2013 were $819,972 and the returns of our products were not material was not material.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the nine months ended September 30, 2013 and 2012 were $219,415 and $1,279,682 respectively.

Research and development

The Company expenses its research and development costs as incurred. Research and development expenses for the nine months ended September 30, 2013 and 2012 were not material.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material effect on the Company’s consolidated financial statements for the nine months ended September 30, 2013.

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

Recent pronouncements

In July 2012, FASB issued an amendment (ASU No. 2012-02) to Intangibles–Goodwill and Other (ASC Topic 350). In accordance with the amendments in this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance had no material impact on our consolidated financial position or results of operations for the nine months ended September 30, 2013.

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

Purchase price	$5,502,181

Allocation of the purchase price:
Cash and cash equivalents	28,867
Restricted cash	240,474
Accounts receivable, net	133,863
Inventory	1,373,222
Advance to supplier	840,849
Prepaid expenses	5,412
Other current assets	445,287
Property, plant, and equipment, net	5,891,772
Construction-in-progress	1,673,997
Long-term Investment	57,705
Other assets	59,448
Intangible assets, net	2,823,087
Short-term loan	(6,499,683)
Accounts payable	(319,077)
Advance from customers	(225,819)
Accrued expenses	(167,453)
Tax Payable	(65,192)
Due to related parties	(80,551)
Other current liabilities	(214,948)
Fair value of net assets acquired	6,001,260

Gain on bargain purchase	$(499,079)

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30,	December 31,
	2013	2012
Accounts receivable	$27,661,147	$33,996,165
Less: Allowance for doubtful accounts	(557,660)	(4,877)
Accounts receivable, net	$27,103,487	$33,991,288

NOTE 5. INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2013	2012
Raw materials	$2,269,462	$7,730,831
Work in process	170,944	73,131
Finished goods	18,397,271	21,761,558
Supplies	659,630	756,671
Total Inventory	$21,497,307	$30,322,191

NOTE 6. PREPAID EXPENSES

Prepaid expenses consisted of the following:

	September 30,	December 31,
	2013	2012
Deductible value-added taxes (VAT)	$432,058	$1,003,871
Prepaid rent	278,758	155,883
Prepaid expenses for investor relations	-	163,443
Prepaid other expenses	532,257	129,987
Total	$1,243,073	$1,453,184

NOTE 7. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	September 30,	December 31,
	2013	2012
Automobiles	$1,035,531	$1,010,594
Buildings	17,254,967	16,534,542
Office equipment	1,081,450	467,739
Machinery and equipment	8,347,692	7,435,413
Furniture and fixtures	124,680	611,907
Total cost	27,844,320	26,060,195
Less: Accumulated depreciation	(8,199,668)	(6,617,596)
Property, plant, and equipment, net	$19,644,652	$19,442,599

The buildings owned by the Company located in Jinzhong and Quwo in Shanxi Province, China are used for production, warehousing and offices for our corn and grains business.

As of September 30, 2013, $5.7 million (RMB 35.2 million) of buildings, machinery and equipment owned by the Taizihu Group were pledged as collateral for short-term bank loans.

Depreciation expense for the nine months ended September 30, 2013 and 2012 were $1,474,093 and $1,457,975, respectively.

NOTE 8. CONSTRUCTION-IN-PROGRESS

As of September 30, 2013, the Company determined to terminate the construction of the factory facility Huichun due to the technical innovation and assessed the fair value of the uncompleted building is zero. The Company recorded an impairment loss of $ 771,502. The carrying amount of the construction of the building was $ 771,502 and was written to zero. The Company used unobservable inputs based on its experience and knowledge of the market, as such; the Company classifies the fair value of this asset within Level 3. The carrying amount of the land use right of the industrial land allocated to the construction of the factory was $1,045,640 and was reclassified to intangible assets.

Construction-in-progress amounted to $66,993 as of September 30, 2013 mainly represents payment on the renovation of the staff canteen in Huichun.

NOTE 9. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
	2013	2012
Land use rights	8,680,382	$13,158,508
Software-ERP System and B2C platform	1,078,056	1,059,004
Less: Accumulated amortization	(1,160,030)	(828,437)
Total	$8,598,408	$13,389,075

According to government regulations of the PRC, the PRC Government owns all lands. The Company owns the land use rights of farmlands and industrial lands.

Jinzhong Deyu owns the land use rights of 17,000 acres of farmlands. Based on the change of the economy, environment and current operating plan, the Company assessed that fair value of the land use rights of the farmlands in Jinzhong owned by Jingzhong Deyu was less than the carrying value of the land use rights of the farmlands, and recorded an impairment loss in the amount of $5,814,923 for the nine months ended September 30, 2013. The carrying value of the land use rights of the farmlands was $7,203,107 and was written down to $1,388,184. The Company used unobservable inputs based on its experience and knowledge of the market, as such; the Company classifies the fair value of this asset within Level 3.

The Company leases and has obtained a certificate of right of use on 11,667 square meters with the PRC Government in Jinzhong, Shanxi Province where JinzhongDeyu's buildings and production facility are located. The term of the right is four to five years and is automatically renewed upon expiration. The right was fully amortized as of December 31, 2010 using the straight-line method. On June 18, 2012, the Company received the extended land use right certificate and the term of the right has been extended to March 14, 2037.

As of September 30, 2013, $3,921,569 (RMB 24 million) of the land use right owned by Taizihu Group was pledged as collateral for short-term bank loans.

Amortization expense of the intangible assets for the nine months ended September 30, 2013 and 2012 were $292,138 and $343,540, respectively.

NOTE 10. SHORT-TERM LOANS

Short-term loans consisted of the following:

	September 30,	December 31,
	2013	2012

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rates as of September 30, 2013 and December 31, 2012 were 6.00%. The term of the loan started from August 14, 2012 with maturity date on August 13, 2013. The loan was obtained by Taizihu and pledged by its buildings and land use right. On July 31, 2013 the loan was repaid for $65,359 (or RMB400,000). As of September 30, 2013, the loan balance was $2,385,621 (or RMB14,600,000). As of the date of this filing, the Company has been in negotiation with the lender on renewal of the loan. The Company is not currently able to predict the probability of the success on the renewal and will repay the loan immediately if the loan cannot be renewed.
	$2,385,621	$2,407,666

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate, based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rates as of September 30, 2013 and December 31, 2012 were 6.0%. The term of the loan started from September 18, 2012 with maturity date on September 17, 2013. The loan was obtained by Taizihu and pledged by its buildings and land use right. As of the date of this filing, the Company has been in negotiation with the lender on renewal of the loan. The Company is not currently able to predict the probability of the success on the renewal and will repay the loan immediately if the loan cannot be renewed.
	1,470,588	1,444,599

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd., bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of September 30, 2013 was 15.084%. The term of the loan started from September 6, 2013 with maturity date on August 22, 2014. The loan was obtained by Jinzhong Yongcheng and guaranteed by Yuci Jinmao Food Processing Factory, a related party, for a period of two years starting from August 23, 2014.	1,388,889	-

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd., bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of September 30, 2013 was 15.084%. The term of the loan started from September 6, 2013 with maturity date on August 22, 2014. The loan was obtained by Jinzhong Yuliang and guaranteed by Yuci Jinmao Food Processing Factory, a related party, for a period of two years starting from August 23, 2014.	1,388,889	-

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate, based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of September 30, 2013 was 6.0%. The term of the loan started from January 4, 2013 with maturity date on January 3, 2014. The loan was obtained by Taizihu and pledged by its buildings and land use right.	735,294	-

Bank loan payable to Bank of Communications Gongzhufen subbranch, bearing interest at a fix rate of prime rate, of which prime rate was based on one-year loan interest rate released by The People's Bank of China. The actual interest rate as of September 30, 2013 and December 31, 2012 were 6.310%. The term of the loan started from December 12, 2012 with maturity date on December 12, 2013. The loan was obtained by Detian Yu.	14,706	14,446

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd., bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rates as of December 31, 2012 were 15.084%. The term of the loan started from August 31, 2012 with maturity date on August 29, 2013. The loan was obtained by Jinzhong Yongcheng and guaranteed by Yuci Jinmao Food Processing Factory, a related party, for a period of two years starting from August 30, 2013. The loan was paid of on September 5, 2013.
	-	1,364,344

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd., bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rates as of December 31, 2012 were 15.084%. The term of the loan started from August 31, 2012 with maturity date on August 29, 2013. The loan was obtained by Jinzhong Yuliang and guaranteed by Yuci Jinmao Food Processing Factory, a related party, for a period of two years starting from August 30, 2013. The loan was paid off on September 5, 2013.
	-	1,364,344

Bank loan payable to Dah Sing Bank (China) Co., Ltd, bearing interest at a fixed rate of prime rate plus 20% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rates as of December 31, 2012 were 7.2%. The term of the loan started from July 18, 2012 with maturity date on July 17, 2013. The loan was obtained by Detian Yu and guaranteed by Mr Tian Wenjun for a period of one year starting from July 18, 2013. The loan was paid off on July 17, 2013.	-	1,284,088

The bank loan of $162,935 (or RMB1,000,000) payable to Bank of Beijing Haidian Branch, bearing interest at a fixed rate of prime rate plus 50% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of December 31, 2012 was 9%. The term of the loan started from September 28, 2012 with maturity date on September 27, 2013. The loan was obtained by Detian Yu and guaranteed by Mr. Tian Wenjun for a period of one year. On December 21, 2012, March 21, 2013, June 21, 2013 and September 27, 2013 the loan was paid off.
	-	120,383

Loan payable to Hangzhou TianCi Investment Management Co., Ltd., an unrelated party. The loan was unsecured, bearing no interest and no due date were specified. The loan was obtained by Jiruhai. As of September 30, 2013, the balance of loan was transferred to other income.	-	58,910

Bank loan payable to China Merchants Bank Beijing Dongzhimen subbranch, bearing interest at a floating rate of prime rate plus 20% of prime rate, of which prime rate was based on one-year loan interest rate released by The People's Bank of China. The actual interest rates as of December 31, 2012 were 7.20%. The term of the loan started from January 11, 2012 with maturity date on January 10, 2013. The loan was obtained by Detain Yu and guaranteed by Beijing Agriculture Guarantee Ltd. for a period of one year starting from November 30, 2011. The loan was paid off on January 10, 2013.	-	264,843

Total	$7,383,987	$8,323,623

NOTE 11. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
	2013	2012
Accrued VAT and other taxes	$395,923	$428,552
Accrued payroll	201,935	288,584
Others	1,063,934	789,640
Total	$1,661,792	$1,506,776

NOTE 12. INCOME TAXES

United States

Deyu Agriculture Corp. is incorporated in the State of Nevada in the United States of America and is subject to the U.S. federal and state taxation. No provision for income taxes have been made as the Company has no taxable income in the U.S. The applicable income tax rate for the Company for the nine months ended September 30, 2013 and 2012 was 34%. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

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

People’s Republic of China

Under the Enterprise Income Tax (“EIT”) Law of the PRC, the standard EIT rate is 25%. The PRC subsidiaries of the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. According to the Tax Pronouncement [2008] No. 149 issued by the State Administration of Tax of the PRC, the preliminary processing industry of agricultural products is entitled to EIT exemption starting January 1, 2008. Three of the Company’s wholly-owned subsidiaries located in the Shanxi Province, China, including JinzhongDeyu, JinzhongYongcheng and JinzhongYuliang, are subject to the EIT exemption. All other subsidiaries and consolidated variable interest entities are subject to the 25% EIT rate.

The provision for income taxes on income consists of the following for the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended
	September 30,
	2013	2012
Current income tax expense (benefit)
U.S.	$-	$-
PRC	580,054	686,282
Total current expense (benefit)	$580,054	$686,282

Deferred income tax expense (benefit)
U.S.	$-	$-
PRC	-	788,899
Income tax expense (benefit)	$580,054	$1,475,181

The following is a reconciliation of the statutory tax rate to the effective tax rate for the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended
	September 30,
	2013	2012
Expected U.S. income tax expense	34.0%	34.0%
Increase (decrease) in taxes resulting from:
Tax-exempt income	-27.8%	-32.9%
Foreign tax differential	-2.2%	-0.3%
Change in valuation allowance	-11.2%	10.2%
Intercompany elimination	3.4%	-1.2%
Other	0.0%	0.5%
Income tax expense	-3.8%	10.3%

Significant components of the Company’s net deferred tax assets as of September 30, 2013 and December 31, 2012 are presented in the following table:

	September 30,	December 31,
	2013	2012
Deferred tax assets
Net operating loss carryforwards (NOL)	$4,530,189	$3,430,118
Share-based compensation	435,118	391,339
Others	435,821	88,208
Total	5,401,128	3,909,665
Less: Valuation allowance	(5,401,128)	(3,909,665)
Total deferred tax assets, net	$-	$-

As of September 30, 2013, the Company accrued a 100% valuation allowance on its deferred tax assets based on the assessment on the probability of future reversion.

NOTE 13. NET INCOME (LOSS) PER SHARE

Reconciliation of the basic and diluted net income (loss) per share was as follows:

	Amounts	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Nine Months ended September 30, 2013:
Net income (loss) attributable to common stockholders - basic	$(16,200,476)	10,627,497	$(1.52)
Preferred dividends applicable to convertible preferred stocks	-	-
Net income (loss) attributable to common stockholders - diluted	$(16,200,476)	10,627,497	$(1.52)

For the Nine Months ended September 30, 2012:
Net income attributable to common stockholders - basic	$12,505,234	10,578,570	$1.18
Preferred dividends applicable to convertible preferred stocks	332,087	2,007,290
Net income attributable to common stockholders - diluted	$12,837,321	12,585,860	$1.02

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

Common Stock

As of the final closing of the Private Placement, we had 9,999,999 shares of common stock issued and outstanding. Between the final closing of the Private Placement and September 30, 2013, an aggregate of 538,267 shares of Series A convertible preferred stock were converted into 538,267 shares of common stock and an aggregate of 80,000 shares of common stock were issued. As of September 30, 2013, the total number of shares of common stock issued and outstanding was 10,618,266 shares.

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

As of September 30, 2013, an aggregate of 538,267 shares of Series A Preferred were converted into 538,267 shares of common stock and an aggregate of 265,032 shares of Series A Preferred were issued as dividends to the shareholders of Series A Preferred. As of September 30, 2013, the total number of shares of Series A Preferred issued and outstanding was 2,182,628 shares.

For the nine months ended September 30, 2013 and 2012, the Company recorded $356,114  and $332,087 preferred dividend expenses, respectively.

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

•	Remaining term- We do not have a history to develop the expected term for our warrants. Accordingly, we have used the contractual remaining term in our calculations.

The following is a summary of the status and activity of warrants outstanding as of September 30, 2013:

Outstanding Warrants
Exercise Price	Number of Warrants	Average Remaining Contractual Life
$5.06	982,362	1.57 years
$4.84	171,911	1.57 years
Total	1,154,273

Number of Warrants
Outstanding as of January 1, 2013	1,154,273
Granted	-
Forfeited	-
Exercised	-
Outstanding as of September 30, 2013	1,154,273

NOTE 15.	SHARE-BASED COMPENSATION

As of September 30, 2013, the Company had one share-based compensation plan as described below. The compensation cost that had been charged against income for the plan was $43,779 and $250,290 for the nine months ended September 30, 2013 and 2012, respectively. The related income tax benefit recognized was $14,885 and $85,099 for the nine months ended September 30, 2013 and 2012, respectively. A 100% valuation allowance was assessed against the deferred tax assets derived from such tax benefit as of September 30, 2013 and 2012.

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

A summary of option activity under the Plan as of September 30, 2013, and changes during the nine months ended September 30, 2013 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding as of January 1, 2013	1,124,000	$3.30
Granted	-	$-
Exercised	-	$-
Forfeited	(119,000)	$4.40
Outstanding as of September 30, 2013	1,005,000	$3.17	3.87 years	$1,019,617
Exercisable as of September 30, 2013	905,000	$3.03	3.86 years	$1,013,181
Vested and expected to vest (1)	1,005,000	$3.17	3.87 years

(1) Includes vested shares and unvested shares after a forfeiture rate is applied.

A summary of the status of the Company’s unvested shares as of September 30, 2013, and changes during the nine months ended September 30, 2013 is presented below:

		Weighted-
		Average
		Grant-
		Date Fair
Unvested Shares	Shares	Value
Unvested as of January 1, 2012	310,000	$131,974
Granted	-	-
Vested	(210,000)	(125,538)
Forfeited	-	-
Unvested as of September 30, 2013	100,000	$6,436

NOTE 16.	RELATED PARTY TRANSACTIONS

Transactions

	For The Nine Months Ended
	September 30,
	2013	2012
Sales to Beijing Doukounianhua Biotechnology Co., Ltd.	$-	$2,906,361

Jianbin Zhou, the former Chief Operating Officer of the Company, is the legal representative of Beijing Doukounianhua Biotechnology Co., Ltd. The prices in the transactions with related parties were determined according to the market price sold to or purchased from third parties.

Due from related parties

	September 30,	December 31,
	2013	2012
Due from Beijing Doukounianhua Biotechnology Co., Ltd.	$43,959	$43,182
Due from Hao He	-	34,330
Due form Jinshang International Finance Leasing Co., Ltd.	-	4,333
Due from Feng Liu	-	315,369
Total	$43,959	$397,214

Mr. Hao He is the former shareholder of Huichun and Taizihu. Mr. Wenjun Tian, the former President and Director of the Company is the Executive Director of Jinshang International Finance Leasing Co., Ltd. Mr. Feng Liu is the legal representative and the non-controlling shareholder of Jilin Jinglong.

Due to related parties

	September 30,	December 31,
	2013	2012
Due to Dongsheng International Investment Co., Ltd.	537,841	$6,007,929
Due to Hao He	25,510	-
Due to Mr. Wenjun Tian	-	2,660,623
Total	$563,351	$8,668,552

Mr. WenjunTian, the former President and Director of the Company, is the President and Executive Director of Dongsheng International Investment Co., Ltd. Those loans as of September 30, 2013 and December 31, 2012 are unsecured, bear no interest and no due date is specified. Mr. Hao He is the former shareholder of Huichun and Taizihu.

Guarantees

As of September 30, 2013, YuciJinmao Food Processing Factory, of which the legal representative is JunlianZheng, the wife of Junde Zhang, the Vice President of the Company, provided guarantees on short-term loans obtained by JinzhongYongcheng and JinzhongYuliang.

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

For the Nine months ended	Corn	Grain	Bulk Trading
September 30, 2013	Division	Division	Division	Others	Total
Revenues from external customers	$118,737,234	$32,675,928	$57,704,021	-	$209,117,183
Intersegment revenues	-	-	-	-	-
Interest revenue	7,397	2,640	6,490	16,621	33,148
Interest expense	(319,356)	(226,329)	(47,779)	-	(593,464)
Net interest (expense) income	(311,959)	(223,689)	(41,289)	16,621	(560,316)
Depreciation and amortization	(363,886)	(1,238,322)	(3,025)	(160,998)	(1,766,231)
Noncontrolling interest	-	-	-	3,998	3,998
Segment net profit (loss)	(4,324,670)	(1,285,227)	376,918	(10,615,381)	(15,848,360)

For the three months ended	Corn	Grain	Bulk Trading
September 30, 2013	Division	Division	Division	Others	Total
Revenues from external customers	$47,613,504	$9,936,614	$10,789,250	$-	$68,339,368
Intersegment revenues	-	-	-	-	-
Interest revenue	1,398	552	1,189	16,337	19,476
Interest expense	(109,853)	(83,772)	3,442	-	(190,183)
Net interest (expense) income	(108,455)	(83,220)	4,631	16,337	(170,707)
Depreciation and amortization	(104,800)	(407,962)	(1,169)	(56,578)	(570,509)
Noncontrolling interest	-	-	-	194	194
Segment net profit (loss)	(4,863,957)	(3,033,318)	(230,797)	(6,981,692)	(15,109,764)

For the Nine months ended	Corn	Grain	Bulk Trading
September 30, 2012	Division	Division	Division	Others	Total
Revenues from external customers	$115,453,950	$46,693,753	$12,901,100	-	$175,048,803
Intersegment revenues	61,507	-	-	-	61,507
Interest revenue	9,481	8,170	7,253	14	24,918
Interest expense	(500,230)	(530,011)	(230,569)	-	(1,260,810)
Net interest (expense) income	(490,749)	(521,841)	(223,316)	14	(1,235,892)
Depreciation and amortization	(415,792)	(1,379,376)	(269)	(6,078)	(1,801,515)
Noncontrolling interest	-	-	-	44,695	44,695
Segment net profit (loss)	8,231,945	7,011,965	(353,537)	(2,097,747)	12,792,626

For the three months ended	Corn	Grain	Bulk Trading
September 30, 2012	Division	Division	Division	Others	Total
Revenues from external customers	$34,889,078	$17,424,132	$4,159,114	$-	$56,472,324
Intersegment revenues	61,507	-	-	-	61,507
Interest revenue	2,831	3,171	1,225	15	7,242
Interest expense	(95,222)	(147,617)	(87,932)	-	(330,771)
Net interest (expense) income	(92,391)	144,446	(86,707)	15	(34,637)
Depreciation and amortization	(140,991)	(500,737)	(89)	11	(641,806)
Noncontrolling interest	-	-	-	3,826	3,826
Segment net profit (loss)	2,144,346	2,005,020	32,807	(588,755)	3,593,418

All of our revenues were generated from customers in China. Sales to exporting agencies were denominated in RMB, the Company’s functional currency and were accounted for as domestic sales. All long-lived assets are located in China. The following tables set forth our three major customers in each segment:

	For the Nine Months Ended
	September 30,
Corn Division :	2013	2012
Sichuan Xinnong Scientific and Technical Feed Co., Ltd.	4.3%	2.8%
Meishan Uni-president Enterprise Co., Ltd.	3.7%	2.5%
Chengdu Zhengda Co., Ltd.	3.7%	4.4%
Top Three Customers as % of Total Gross Sales:	11.7%	9.7%

Grain Division :
Deyufarm Innovation Food (Beijing) Co., Ltd.	51.4%	22.8%
Tianjin Zhengyangchun Food Co., Ltd.	2.0%	0.9%
Tianjin Tianhuajingyu Trading Co., Ltd.	2.0%	1.8%
Top Three Customers as % of Total Gross Sales	55.4%	25.5%

Bulk Trading Division :
Shanxi Helifahua Trading Co., Ltd.	12.5%	0.0%
Jinzhong Kangshuaijianmin Food Trading Co., Ltd.	11.1%	0.0%
Shandong Runpeng Trading Co., Ltd.	8.4%	0.0%
Top Three Customers as % of Total Gross Sales:	32.0%	0.0%

NOTE 18.	CONCENTRATION OF CREDIT RISK

As of September 30, 2013 and December 31, 2012, all of the Company’s cash balances in banks were maintained within the PRC where no rule or regulation currently in place to provide obligatory insurance for bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to such risks on its cash balances in banks.

For the nine months ended September 30, 2013 and 2012, all of the Company’s sales were generated in the PRC. In addition, all accounts receivable as of September 30, 2013 and December 31, 2012 were due from customers located in the PRC.

No single customer accounted for greater than 10% of the Company’s consolidated gross revenue for the nine months ended September 30, 2013 and 2012, or consolidated accounts receivable as of September 30, 2013 and December 31, 2012.

NOTE 19.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases railroad lines, warehouses and offices under operating leases. Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

As of September 30,	Operating Leases
2013	$309,784
2014	274,052
2015	173,529
2016	171,895
2017	171,895
Thereafter	1,251,661
$2,352,816

NOTE 20.	SUBSEQUENT EVENTS

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

We have adopted the operation mode of “Company + Farmers + Cultivation Base”. We have a cultivation base of 109,000 acres in Jinzhong in Shanxi Province for the supply of corn and grain after obtaining land use rights to 17,000 acres of farmlands with an average remaining useful life of 36 years and after signing agricultural co-operative agreements with the governments of counties and villages for the development of 92,000 acres for 18 years. We have established long term strategic partnerships with over 60,000 farmers to grow crops on farmland. We provide extensive agricultural services to the farmers to plan and harvest crops. Services include technical know-how and support, such as cultivation methods, seeding and logistics.

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

Operating revenue for the nine months ended September 30, 2013 was $209,117,183, representing a 19.5% increase from $175,048,803 for the nine months ended September 30, 2012. Our net loss available to common stockholders for the nine months ended September 30, 2013 was $16,200,476, representing a 229.5% decrease from $12,505,234 of net income for the nine months ended September 30, 2012.

Recent Developments

Under the changes in the economic environment and market conditions, as well as the negative impacts from some unexpected extreme weather conditions, our business has faced great challenges in 2013.

The corn market experienced a booming growth of demand exceeding supply in the past several years before 2013. Our selling price had an annual average increase of 15.0% and 7.4% in 2011 and 2012, respectively. However, since the beginning of 2013, the corn market has been seeing a weakening demand with an oversupply and the selling price of corn has been declining. The selling price of corn (including value added tax) in our Corn Division reduced over 7.1% from $421/ton (RMB 2,611/ton) in January of 2013 to $391/ton (RMB 2,427/ton) in September of 2013. In contrast, with the rising labor cost and inflation in China, the lowest price for purchasing corn from famers, which is guided by the government due to the protective farming policies in favor of farmers, continues to rise. The lowest guide price (including value added tax) again increased by $10/ton (RMB 60/ton) to $365 (RMB 2,260) in July 2013. As a result, the gross margin of our corn trading business decreased from 15.8% for the nine months ended September 30, 2012 to 8.9% for the nine months ended September 30, 2013.

Corn is mainly used as raw material for livestock feeds and deep processed products such as corn starch and ethanol. The demand for corn from the two downstream industries declined dramatically in 2013. First, livestock farming has been going through a very difficult time in 2013. After a period of expansion, the pork market turned to be oversupplied. Pork prices decreased significantly after the Spring Festival of 2013. Many farmers or companies in the industry started to reduce the livestock raising scale. Second, with the economy slowing down, demand for the deep processed corn products was also very weak. The price of ethanol decreased to its lowest level in the past three years. A lot of corn deep processing companies have been running under production capacity and have not been profitable. However, corn production had a good harvest in 2012. According to National Bureau of Statistics of China, the output of corn increased 15 million tons, or 8% to 208 million tons in 2012 compared to 2011. Increased supply over the demand caused the selling price of corn to decrease. In the same period, there was an influx of low cost corns imported into the market in the south of China. The market is now anticipating another good harvest of corn in 2013, and the continuous increase of corn imports in the coming year. Based on these observations we anticipate the market price will continue to be low.

For the business of our Grain Division, the deteriorating efficiency of existing retail distribution channels curtailed our retail grain package sales amidst the increasing competitiveness in the market. Consequently, we allocated more grain resources to bulk trading activity, yet the slowdown in consumer market growth and competition in the market segment have had negative impacts on the grain bulk trading business.

In the past three quarters, we met some unexpected and extreme weather, which caused serious damage to our inventories and affected our operations. In late April, an unexpected heavy snow storm collapsed the warehouses located in Taiyuan, Shanxi Province which were leased by the Company’s Grain Division and caused about $1.3 million in damage to our grain goods stored in those warehouses. Beginning in May 2013, Shanxi had unusually frequent heavy rainfall which caused extreme humidity. As a result, we needed to reinforce and waterproof the warehouses and to take measures to prevent inventories from mildewing such as transferring inventories from one warehouse to the other, or drying the inventories by machines frequently.  These measures reduced the efficiency of our operations and increased operational expenses.

Considering the change of the economy environment, management is working on a more sustainable strategy with a new operation model with a digital platform. We assessed the fair value of the land use rights of the farmlands we own in Yuci, Shanxi Province based on our current operation plan. We realized the discounted cash flow generated from the farmlands couldn’t recover their net book value and recorded an impairment loss of $5.8 million as of September 30, 2013. In the meantime, we decided to terminate the construction of the factory facility in the subsidiary of Huichun due to the technical innovation and recorded an impairment loss of $0.8 million on the uncompleted building as of September 30, 2013.

Plan of Operation

We believe that the evolving market conditions in China present not only challenges, but opportunities. We are developing a new operation model supported by digital infrastructures, to achieve resourcing integration, execution efficiency, and ability to reduce the exposure to the market volatility by hedging features, at the same time form strategic partnerships with our suppliers and clients via more brand and service driven approach for trading activities. The introduction of this new operating structure could also have a positive impact on the Company's internal controls. We expect that the platform will offer extended services to farmers in the co-ops and to clients alike, build strategic partnerships and serve Deyu's brand building strive.

In the meantime, in order to adapt to the changing market for grain products sold to consumers, we are streamlining our operational structure, developing new product lines, exploring new venues and utilizing a brand-driven approach to go beyond the traditional distribution channels. Our new initiatives still continue to cultivate the whole value chain concept, by offering agricultural services to secure strategic production resources, to offer efficient commercial orders and other value-added services.

Strengthening the Company’s internal and financial controls will remain one of the top priorities for our management. Management will conduct a cost-saving and efficiency assessment review of all subsidiaries and their divisions, with particular focus on reducing administrative costs, and will allocate resources towards business development activities including new product lines and digital infrastructure. We recently reviewed the Company's overall corporate governance, internal control and financial controls and some weaknesses on operations of some subsidiaries were noticed.  Measures are being taken to strengthen the Company’s, including subsidiaries, resources sharing, strategic planning and management of funds.

Our new initiatives continue to cultivate the entire value chain concept, by offering agricultural services to secure strategic production resources and by offering efficient commercial orders and other value-added services. With the implementation of new business strategies and resource consolidation/sharing, we believe that we can compete effectively in the industry under the new emerging market conditions.

Results of Operations for the Three Months Ended September 30, 2013 as Compared to the Three Months Ended September 30, 2012

	For The Three Months Ended
	September 30,
	2013	2012	Change	%

Net revenue	$68,339,368	$56,472,324	$11,867,044	21.0%
Cost of goods sold	(64,342,240)	(46,256,954)	(18,085,286)	39.1%
Gross Profit	3,997,128	10,215,370	(6,218,242)	-60.9%

Selling expenses	(6,207,310)	(3,795,367)	(2,411,943)	63.5%
General and administrative expenses	(4,980,266)	(2,311,508)	(2,668,758)	115.5%
Loss on impairment of assets	(6,586,425)	-	(6,586,425)
Total Operating Expense	(17,774,001)	(6,106,875)	(11,667,126)	191.0%
Operating income (loss)	(13,776,873)	4,108,495	(17,885,368)	-435.3%

Interest income	19,476	7,242	12,234	168.9%
Interest expense	(190,183)	(330,771)	140,588	-42.5%
Non-operating income (loss)	(1,107,683)	(7,063)	(1,100,620)	15582.9%
Total Other Expense	(1,278,390)	(330,592)	(947,798)	286.7%

Income (loss) before income taxes	(15,055,263)	3,777,903	(18,833,166)	-498.5%
Income taxes	(54,501)	(184,485)	129,984	-70.5%
Net income (loss)	(15,109,764)	3,593,418	(18,703,182)	-520.5%
Net Income (loss) attributable to noncontrolling interests	194	3,826	(3,632)	-94.9%
Net income (loss) attributable to Deyu Agriculture Corp.	(15,109,570)	3,597,244	(18,706,814)	-520.0%
Preferred stock dividends	(122,691)	(112,035)	(10,656)	9.5%
Net income (loss) available to common stockholders	$(15,232,261)	$3,485,209	$(18,717,470)	-537.1%

Net Revenue

Our net revenue for the three months ended September 30, 2013 was $68.3 million compared with $56.5 million for the three months ended September 30, 2012, an increase of $11.9 million, or 21.0%. This was the combined result of an increase of $12.7 million in corn sales and an increase of $6.6 million in bulk trading sales offset by a decrease of $7.5 million in grain sales. Sales derived from our Corn Division, Grain Division and Bulk Trading Division for the three months ended September 30, 2013 were $47.6 million, $9.9 million and $10.8 million respectively, accounting for 69.7%, 14.5% and 15.8% of total net revenue, respectively.

The following table breaks down the distribution of our sales volume and amount by division and as a percentage of gross sales:

	For The Three Months Ended September 30,
	2013			2012
	Volume (ton)	Net Revenue	% of total sales	Volume (ton)	Net Revenue	% of total sales	Changes	%
Corn Division	135,000	$47,613,504	69.7%	94,069	$34,889,078	61.8%	$12,724,426	36.5%
Grain Division	4,391	9,936,614	14.5%	11,041	17,424,132	30.9%	(7,487,518)	-43.0%
Bulk Trading Division	10,530	10,789,250	15.8%	14,320	4,159,114	7.4%	6,630,136	159.4%
Total	149,921	$68,339,368	100%	119,430	$56,472,324	100%	$11,867,044	21.0%

Net revenue from our Corn Division for the three months ended September 30, 2013 was approximately $47.6 million, an increase of $12.7 million, or approximately 36.5%, as compared to $34.9 million for the three months ended September 30, 2012. The increase was mainly the combined result of an increase of 43.5% in sales volume offset by a decrease of 4.9% of corn’s selling price. The increase in sales volume was attributable to the strategy of accelerating the sale of our corn inventory with the management’s anticipation of continuous decline of corn’s selling price. The decline in corn’s selling price was mainly due to the oversupply in the corn market.

Net revenue from our Grain Division for the three months ended September 30, 2013 was $9.9 million, a decrease of $7.5 million, or 43.0%, as compared to $17.4 million for the three months ended September 30, 2012. The decrease was mainly attributable to the decline of retail sales in supermarkets and convenience stores, which was caused by the deteriorating efficiency of traditional retail sales and our strategic shift from grain retail sales to wholesale or bulk trading.

Net revenue from our Bulk Trading Division for the three months ended September 30, 2013 was $10.8 million, an increase of $6.6 million, or 159.4% as compared to $4.2 million for the three months ended September 30, 2012. This increase was mainly attributable to our strategic shift from grain retail sales to wholesale or bulk trading.

Cost of Goods Sold

Cost of goods sold mainly consisted of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and packaging costs. Our cost of goods sold increased by $18.1 million, or 39.1%, from $46.3 million for the three months ended September 30, 2012 to $64.3 million for the three months ended September 30, 2013. This increase was primarily attributable to the increase in sales volume of our corn business and bulk trading business and the increase of the cost of some raw materials for grain products.

Gross Profit

The following table breaks down the gross profit and gross margin by Division:

	For The Three Months Ended September 30,
	2013			2012
	Gross Profit	% of total Gross Profit	Margin	Gross Profit	% of total Gross Profit	Margin
Corn Division	$2,448,738	61.3%	5.1%	$5,365,120	52.5%	15.4%
Grain Division	1,365,285	34.2%	13.7%	4,602,730	45.1%	26.4%
Bulk Trading Division	183,105	4.6%	1.7%	247,520	2.4%	6.0%
Total	$3,997,128	100%	5.8%	$10,215,370	100%	18.1%

Our gross profit decreased by $6.2 million, or 60.9%, from $10.2 million for the three months ended September 30, 2012 to $4.0 million for the three months ended September 30, 2013. The decrease was a combined result of a decrease in gross profits of $2.9 million in the Corn Division, a decrease of $3.2 million in the Grain Division and a decrease of $0.1 million in the Bulk Trading Division. Our gross margin decreased from 18.1% for the three months ended September 30, 2012 to 5.8% for the three months ended September 30, 2013. The decrease in gross margin was mainly the combined result of the simultaneous decline of gross margin in each division and the increased sales percentage of the bulk trading business, which had a relatively lower gross margin.

Gross profit in the Corn Division was $2.4 million, contributing to 61.3% of total gross profit for the three months ended September 30, 2013. Gross margin for our Corn Division was 5.1% for the three months ended September 30, 2013, down by 1023 basis points from 15.4% for the three months ended September 30, 2012. The decrease in gross margin was mainly attributable to the weakening demand in the corn industry with an oversupply of corn after a good harvest in 2012. The corn demand from livestock feeds factories weakened due to the decrease of pork prices and the spread of bird flu H7N9 in 2013. The average market sales prices of corn decreased 8.3% while the average purchase price of raw corn increased 2.1% due to the government's protective farming policies in favor of farmers.

Gross profit in the Grain Division was $1.4 million, contributing to 34.2% of total gross profit for the three months ended September 30, 2013. Gross margin for the Grain Division was 13.7% for the three months ended September 30, 2013, which decreased by 1270 basis points from 26.4% for the three months ended September 30, 2012.   This decrease in gross margin was primarily due to the increasing cost of raw materials in addition to the strategic shift from grain retail sales to wholesales, which has relatively lower gross margins but with fewer distribution expenses.

Gross profit in the Bulk Trading Division was $0.2 million, contributing to 4.6% of total gross profit for the three months ended September 30, 2013. Gross margin in the Bulk Trading Division was relatively lower compared to our other Divisions as a result of its high turnover rate and relatively lower cost maintenance. Gross margin for the Bulk Trading Division was 1.7% for the three months ended September 30, 2013, a decrease of 425 basis points from 6.0% for the three months ended September 30, 2012. This decrease was mainly attributable to market fluctuations in 2013 during the current economic slowdown.

Selling Expenses

Selling expenses included expenses of freight, warehousing, handling, distribution, advertising, farmer subsidies, payroll and other expenses. Selling expenses increased by $2.4 million, or 63.5%, to $6.2 million for the three months ended September 30, 2013 as compared to $3.8 million for the three months ended September 30, 2012. This increase was primarily the combined result of (a) an increase of $1.4 million of handling costs caused by the extreme humid weather conditions in the third quarter of 2013 and (b) an increase of $1.1 million of freight cost due to an increase of 43.5% of sales volume of corn and an average increase of 13% of railway delivery prices which was announced by the Ministry of Railways of China in February 2013.

General and Administrative Expenses

General and administrative expenses included payroll, professional services, rental, travels, depreciation and amortization. General and administrative expenses for the three months ended September 30, 2013 was $5.0 million, an increase of 2.7 million, or 115.5% compared to $2.3 million for the three months ended September 30, 2012. This increase was primarily due to (a) an increase of $1.3 million of allowance for bad debts of account receivables and other receivables; (b) an increase of $0.7 million in taxes related to inter-subsidiary fixed assets transfers; and (c) an increase of $0.4 million in expenses caused by obsolete inventories.

Loss on Impairment of Assets

 Loss on impairment of assets was $6.6 million for the three months ended September 30, 2013, which represented a $5.8 million impairment loss of the land use rights of farmlands located in Yuci, Shanxi Province and a $0.8 million loss resulted from the termination of the construction of an uncompleted building in the subsidiary Huichun, due to a change in our plan of operation.

Interest Expense

Interest expense for the three months ended September 30, 2013 was $0.2 million compared to $0.3 million for the three months ended September 30, 2012, a decrease of $0.1 million, or 42.5%. This decrease was mainly due to the decrease in the balances on loans. We had a decrease in the average loan balance from $11.0 million for the three months ended September 30, 2012 to $7.2 million for the three months ended September 30, 2013.

Non-operating Income (Loss)

Non-operating loss for the three months ended September 30, 2013 was $1.1 million, and mainly represented donations to the local community and the deposal of unqualified inventories. Non-operating loss for the three months ended September 30, 2012 was immaterial.

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

Income tax expenses decreased from $184,485 for the three months ended September 30, 2012 to $54,501 for the three months ended September 30, 2013, which represented the current income tax expenses derived from Taizihu Group. The decrease was mainly attributable to the decline of taxable income in the Tazihu Group.

Net Income

As a result of the above, we had net loss available to common stockholders of $15.2 million for the three months ended September 30, 2013 compared to a net income of $3.5 million for the three months ended September 30, 2012, and decrease of $18.7 million, or 537.1%.

Results of Operations for the Nine Months Ended September 30, 2013 as Compared to the Nine Months Ended September 30, 2012

	For The Nine Months Ended
	September 30,
	2013	2012	Change	%
Net revenue	$209,117,183	$175,048,803	$34,068,380	19.5%
Cost of goods sold	(190,705,629)	(141,911,226)	(48,794,403)	34.4%
Gross Profit	18,411,554	33,137,577	(14,726,023)	-44.4%

Selling expenses	(14,340,936)	(11,926,786)	(2,414,150)	20.2%
General and administrative expenses	(9,884,504)	(6,276,679)	(3,607,825)	57.5%
Loss of impairment of assets	(6,586,425)	-	(6,586,425)
Total Operating Expense	(30,811,865)	(18,203,465)	(12,608,400)	69.3%
Operating income	(12,400,311)	14,934,112	(27,334,423)	-183.0%

Interest income	33,148	24,918	8,230	33.0%
Interest expense	(593,464)	(1,260,810)	667,346	-52.9%
Non-operating income (loss)	(2,307,679)	569,587	(2,877,266)	-505.1%
Total Other Expense	(2,867,995)	(666,305)	(2,201,690)	330. %

Income (loss) before income taxes	(15,268,306)	14,267,807	(29,536,113)	-207.0%
Income taxes	(580,054)	(1,475,181)	895,127	-60.7%
Net income (loss)	(15,848,360)	12,792,626	(28,640,986)	-223.9%
Net Income (loss) attributable to noncontrolling interests	3,998	44,695	(40,697)	-91.1%
Net income (loss) attributable to Deyu Agriculture Corp.	(15,844,362)	12,837,321	(28,681,683)	-223.4%
Preferred stock dividends	(356,114)	(332,087)	(24,027)	7.2%
Net income (loss) available to common stockholders	$(16,200,476)	$12,505,234	$(28,705,710)	-229.5%

Net Revenue

Our net revenue for the nine months ended September 30, 2013 was $209.1 million compared with $175.0 million for the nine months ended September 30, 2012, an increase of $34.1 million, or 19.5%.This increase was the combined result of an increase of $44.8 million in bulk trading sales and an increase of $3.3 million in corn sales off-set by a decrease of $14.0 million in grain sales. Sales derived from our Corn Division, Grain Division and Bulk Trading Division for the nine months ended September 30, 2013 were $118.7 million, $32.7 million and $57.7 million, respectively, accounting for 56.8%, 15.6% and 27.6% of total net revenue, respectively.

The following table breaks down the distribution of our sales volume and amount by division and as a percentage of gross sales:

	For The Nine Months Ended September 30,
	2013			2012
	Volume (ton)	Net Revenue	% of total sales	Volume (ton)	Net Revenue	% of total sales	Changes	%
Corn Division	331,620	$118,737,234	56.8%	315,506	$115,453,950	66.0%	$3,283,284	2.8%
Grain Division	19,243	32,675,928	15.6%	29,589	46,693,753	26.7%	(14,017,825)	-30.0%
Bulk Trading Division	87,728	57,704,021	27.6%	37,995	12,901,100	7.4%	44,802,921	347.3%
Total	438,591	$209,117,183	100.0%	383,090	$175,048,803	100.0%	$34,068,380	19.5%

Net revenue from our Corn Division for the nine months ended September 30, 2013 was approximately $118.7 million, an increase of $3.3 million, or approximately 2.8%, as compared to $115.5 million for the nine months ended September 30, 2012. The increase was mainly the combined result of an increase of 5.1% in sales volume offset by a decrease of 4.7% in the selling price of corn. The increase in sales volume was attributable to the strategy to accelerate the sale of our corn inventory with the management’s anticipation of continuous decline of corn’s selling price in the third quarter in 2013. The decline of corn’s selling price was mainly due to the oversupply in the corn market.

Net revenue from our Grain Division for the nine months ended September 30, 2013 was $32.7 million, a decrease of $14.0 million, or 30.0%, as compared to $46.7 million for the nine months ended September 30, 2012. The decrease was mainly attributable to the decline in retail sales in supermarket and convenience stores, which was caused by the deteriorating efficiency of traditional retail sales and our strategic shift from grain retail sales to wholesale or bulk trading.

Net revenue from our Bulk Trading Division for the nine months ended September 30, 2013 was $57.7 million, an increase of $44.8 million, or 347.3% as compared to $12.9 million for the nine months ended September 30, 2012. This increase was mainly attributable to our strategic shift from grain retail sales to wholesale or bulk trading.

Cost of Goods Sold

Cost of goods sold mainly consisted of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and packaging costs. Our cost of goods sold increased by $48.9 million, or 34.4%, from $141.9 million for the nine months ended September 30, 2012 to $190.7 million for the nine months ended September 30, 2013. This increase was primarily attributable to the increase in sales volume of our bulk trading business and the increase of cost of some raw materials for grain products.

Gross Profit

The following table breaks down the gross profit and gross margin by division:

	For The Nine Months Ended September 30,
	2013			2012
	Gross Profit	% of total Gross Profit	Margin	Gross Profit	% of total Gross Profit	Margin
Corn Division	$10,593,137	57.5%	8.9%	$18,291,142	55.2%	15.8%
Grain Division	5,756,671	31.3%	17.6%	13,722,398	41.4%	29.4%
Bulk Trading Division	2,061,746	11.2%	3.6%	1,124,037	3.4%	8.7%
Total	$18,411,554	100%	8.8%	$33,137,577	100%	18.9%

Our gross profit decreased by $14.7 million, or 44.4%, from $33.1 million for the nine months ended September 30, 2012 to $18.4 million for the nine months ended September 30, 2013. The decrease was a combined result of a decrease in gross profits of $7.7 million in the Corn Division and a decrease of $8.0 million in the Grain Division, offset by an increase of $0.9 million in the Bulk Trading Division. Our gross margin decreased from 18.9% for the nine months ended September 30, 2012 to 8.8% for the nine months ended September 30, 2013. The decrease in gross margin was mainly the combined result of the simultaneous decline of gross margin in each division and the increased sales percentage of our bulk trading business, which had a relatively lower gross margin.

Gross profit in the Corn Division was $10.6 million, contributing to 57.5% of total gross profit for the nine months ended September 30, 2013. Gross margin for our Corn Division was 8.9% for the nine months ended September 30, 2013, down by 690 basis points from 15.8% for the nine months ended September 30, 2012. The decrease in gross margin was mainly attributable to the  weakening demand in the corn industry with an oversupply of corn after a good harvest in 2012. The corn demand from livestock feeds factories weakened due to the decrease of pork prices and the spread of bird flu H7N9 during 2013. The average market sales price of corn decreased 4.7% during the reporting period while the average purchase price of raw corn increased 7.9% due to the government's protective farming policies in favor of farmers.

Gross profit in the Grain Division was $5.8 million, contributing to 31.3% of total gross profit for the nine months ended September 30, 2013. Gross margin for the Grain Division was 17.6% for the nine months ended September 30, 2013, which decreased by 1180 basis points from 29.4% for the nine months ended September 30, 2012. This decrease in gross margin was primarily due to the increasing cost of raw materials in addition to the strategic shift from grain retail sales to wholesales, which has relatively lower gross margins but with fewer distribution expenses.

Gross profit in the Bulk Trading Division was $2.1 million, contributing to 11.2% of total gross profit for the nine months ended September 30, 2013. Gross margin in the Bulk Trading Division was relatively lower compared to our other Divisions as a result of its high turnover rate and relatively lower cost maintenance. Gross margin for the Bulk Trading Division was 3.6% for the nine months ended September 30, 2013, a decrease of 510 basis points from 8.7% for the nine months ended September 30, 2012. This decrease was mainly attributable to market fluctuations in 2013 during the current economic slowdown.

Selling Expenses

Selling expenses included expenses of freight, warehousing, handling, distribution, advertising, farmer subsidies, payroll and other expenses. Selling expenses for the nine months ended September 30, 2013 were $14.3 million, increased for $2.4 million, or 20.2% from the $11.9 million for the nine months ended September 30, 2012. The material fluctuations between the two periods included: (a) an increase of $2.0 million of handling costs caused by the extreme humid weather conditions from June 2013 to September 2013; (b) an increase of $1.2 million of freight cost due to an average increase of 13% in railway delivery prices which was announced by the Ministry of Railways of China in February 2013; and (c) a decrease of $1.4 million in advertisement and distribution expenses incurred as a result of the reduction of retail sales.

General and Administrative Expenses

General and administrative expenses included payroll, professional services, rental, travel, depreciation and amortization. General and administrative expenses for the nine months ended September 30, 2013 was $9.9 million, an increase of $3.6 million compared to the nine months ended September 30, 2012. This increase was primarily the combined result of (a) an increase of $1.3 million of allowance for bad debts of account receivables and other receivables; (b) an increase of $1.0 million for professional fees, management team enhancement, as well as business developments at the corporate level; (c) an increase of $0.7 million in taxes related to inter-subsidiary fixed assets transfers; and (d) an increase of $0.4 million of expenses caused by obsolete inventories;

Loss on Impairment of Assets

Loss on impairment of assets was $6.6 million for the nine months ended September 30, 2013, which represented a $5.8 million impairment loss of the land use rights of farmlands located in Yuci, Shanxi Province and a $0.8 million loss resulted from the termination of the construction of an uncompleted building in the subsidiary Huichun, due to a change in our plan of operation.

Interest Expense

Interest expense for the nine months ended September 30, 2013 was $0.6 million compared to $1.3 million for the nine months ended September 30, 2012, a decrease of $0.7 million, or 52.9%. This decrease was mainly due to the decrease in the balances on loans. We had a decrease in the average loan balance from $16.3 million for the nine months ended September 30, 2012 to $8.1 million for the nine months ended September 30, 2013.

Non-operating Income (Loss)

Non-operating loss for the nine months ended September 30, 2013 was $2.3 million, mainly including: (a) $ 1.2 million in inventory loss due to the collapse of our warehouses under a heavy snow storm in April 2013; (b) $0.7 million the deposal of unqualified inventories; and (c) $0.4 million in donations to the local community. Non-operating income for the nine months ended September 30, 2012 mainly represented a gain on the bargain purchase prices in connection with the acquisitions of Taizihu and Huichun.

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

Income tax expenses were $580,054 for the nine months ended September 30, 2013, mainly representing the current income tax expenses derived from Taizihu and Huichun, both of which were subject to the 25% EIT rate. Income tax expenses were $1,475,181 for the nine months ended September 30, 2012, which consisted of $ 686,282 in current income tax expenses derived from Taizihu Group and $788,899 in deferred income tax expenses derived from Detian Yu for valuation allowance for deferred tax assets generated in previous years due to its uncertainty of realization of net operating losses carryover. The decrease in income taxes was mainly due to the decline of deferred tax expenses.

Net Income

As a result of the above, we had net loss available to common stockholders of $16.2 million for the nine months ended September 30, 2013 compared to a net income of $12.5 million for the nine months ended September 30, 2012, an decrease of $28.7 million, or 229.5%.

Liquidity and Capital Resources

The following summarizes the key components of our cash flows for the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended September 30,
	2013	2012

Net cash provided by operating activities	$8,141,822	$17,380,794
Net cash used in investing activities	(632,522)	(5,584,844)
Net cash provided by (used in) financing activities	(8,694,752)	(8,620,344)
Effect of exchange rate change on cash and cash equivalents	(18,432)	45,899
Net (decrease) increase in cash and cash equivalents	$(1,203,884)	$3,221,505

Net cash provided by operating activities totaled approximately $8.1 million for the nine months ended September 30, 2013 and $17.4 million for the nine months ended September 30, 2012, a decrease of $9.2 million. This decrease was primarily attributable to the decrease in net income. We incurred $15.0 million of net loss available to common stockholders for the nine months ended September 30, 2013, while we earned $12.5 million of net income available to common stockholders for the nine months ended September 30, 2012. We collected $14.3 million of cash from the reduction of working capital for the nine months ended September 30, 2013, compared to a collection of $2.0 million for the nine months ended September 30, 2012.

Net cash used in investing activities was approximately $0.6 million for the nine months ended September 30, 2013, mainly for the construction of factories and the purchase of equipment. Net cash used in investing activities was $5.6 million for the nine months ended September 30, 2012, which was mainly consisted of $5.2 million of the payment for the acquisition of the Taizihu Group and $0.4 million of payment for the construction of factories and the purchase of equipment.

Net cash used in financing activities was approximately $8.7 million for the nine months ended September 30, 2013 as compared to net cash used of $8.6 million for the nine months ended September 30, 2012. We repaid $8.5 million of short-term loans from related parties, repaid $1.0 million of short-term bank loans and received $0.8 million of cash released from restriction on a credit line of bank loans for the nine months ended September 30, 2013. We repaid $9.7 million of short-term loans from related parties, received $1.1 million of net proceeds of short-term bank loans for the nine months ended September 30, 2012.

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

Contractual Obligations

The following table presents the Company’s material contractual obligations as of September 30, 2013:

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Bank Loans	$7,383,987	$7,383,987	$-	$-	$-
Operating Lease Obligations	2,352,816	309,784	447,581	343,790	1,251,661
	$9,736,803	$7,693,771	$447,581	$343,790	$1,251,661

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

As of September 30, 2013, the balance of restricted cash of $16,340 represents a pledge for a bank loan of $14,706 (RMB90,000) obtained from Bank of Communications Gongzhufen Sub-branch obtained on December 12, 2012.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis. As of September 30, 2013, the balance of allowance for doubtful accounts was $557,660. As of December 31, 2012, the balance of allowance for doubtful accounts was not material.

Inventories

The Company's inventories are stated at lower of cost or market. Cost is determined on a moving-average basis. Costs of inventories include purchase and related costs incurred in delivering products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. As of September 30, 2013 and December 31, 2012, slow moving or obsolete inventories identified by management were not material.

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
As of September 30, 2013, the Company recorded $771,502 of impairment loss of construction-in-progress. As of December 31, 2012, there was no impairment of long-lived assets.

Intangible assets

For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. As of September 30, 2013, the Company recorded $5,814,923 of impairment loss of the land use rights of the farmlands. As of December 31, 2012, there was no impairment of intangible assets.

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

This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (ASC 820). This Staff Position delays the effective date of SFAS No. 157 (ASC 820) for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 (ASC 820) had no effect on the Company's financial position or results of operations for the nine months ended September 30, 2013.

We also analyze all financial instruments with features of both liabilities and equity under ASC 480-10 (formerly SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”) and ASC 815-40 (formerly EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). We have determined ASC 480-10 (formerly SFAS 150) and ASC 815-40 (formerly EITF 00-19) had no material effect on our financial position or results of operations for the nine months ended September 30, 2013.

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

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded. The estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. The sales discounts were not material for the nine months ended September 30, 2013 and $669,831 for the nine months ended September 30, 2012.

We offer a right of exchange on our grain products sold through our relationships with grocery store networks. The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased. In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes. For the nine months ended September 30, 2013 and 2012, returns of our products were not material.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the nine months ended September 30, 2013 and 2012 were $219,415 and $1,279,682 respectively.

Research and development

The Company expenses its research and development costs as incurred. Research and development expenses for the nine months ended September 30, 2013 and 2012 were not material.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material effect on the Company’s consolidated financial statements for the nine months ended September 30, 2013.

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

Recent pronouncements

In July 2012, FASB issued an amendment (ASU No. 2012-02) to Intangibles–Goodwill and Other (ASC Topic 350). In accordance with the amendments in this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance had no material impact on our consolidated financial position or results of operations for the nine months ended September 30, 2013.

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

Item 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. At the conclusion of the period ended September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

(b)         Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We recently reviewed the Company's overall corporate governance, internal control and financial controls and some weaknesses on operations of some subsidiaries were noticed.  Measures are being taken to strengthen the Group’s, including subsidiaries, resources sharing, strategic planning and management of funds.

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

The plaintiff's deposition had been set for July 24, 2013. However, in order to avoid the time and expense of further litigation, the parties agreed to settle the action prior to taking plaintiff’s deposition. On September 26, 2013, the court entered the dismissal, with prejudice, of the entire action, including the Company’s cross-complaint against the plaintiff.

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

DEYU AGRICULTURE CORP.

Signature	Title	Date

/s/ Greg Chen	Chief Executive Officer, Principal Executive	November 14, 2013
Greg Chen	Officer

/s/ Amy He	Chief Financial Officer, Principal Financial	November 14, 2013
Amy He	and Accounting Officer

- 46 -