Form 10-K
period 2013-12-31
Deyu Agriculture Corp.
filed 2014-04-04
CIK 1467746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the Fiscal Year Ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-160476

DEYU AGRICULTURE CORP.
(Exact name of registrant as specified in its charter)

Nevada	80-0329825
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Headquarters in China

Unit 1010, Block B, Huizhi Building,

No. 9 Xueqing Road,

Haidian District, Beijing, PRC

Zip Code: 10085

(Address, including zip code, of principal executive offices)

In China: 86-10-8273-2870

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
Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of the end of the issuer’s most recently completed second fiscal quarter, the issuer’s public float was approximately $2,841,789.  As of the end of the issuer’s fiscal year ended December 31, 2013, its net revenue was $246,279,626. The number of outstanding shares of the registrant’s Common Stock on March 31, 2014 was 11,015,029.

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

Our business operations are mainly conducted through our wholly-owned PRC subsidiaries, JinzhongDeyu Agriculture Trading Co. Limited (“JinzhongDeyu”), JinzhongYuliang Agriculture Trading Co. Limited (“Yuliang”), Shanxi Taizihu Food Co. Ltd. (“Taizihu”) and Shanxi Huichun Bean Products Co., Ltd (“Huichun”). Yuliang focus on processing and distributing our corn and corn byproducts. Our grain processing, distribution and bulk trading business are mainly conducted through JinzhongDeyu, Taizihu and Huichun.

A brief description of our products is set forth below, by division:

•	Corn Division –acquires unprocessed corn for value-added processing such as cleaning, drying packaging, etc. the main consumers for this division range from livestock feed companies to corn oil/corn starch manufacturing companies as well as governmental procurement agencies in China.
•	Grain Division –acquires unprocessed grains including millet, green bean, soy bean, black rice and many other varieties of grains traditionally grown and consumed in China for value-added processing such as peeling, cleaning, grinding, packaging, etc. The Grain Division also produces and distributes deep processed food products, such as bean based products, fruit vinegars and juices, noodles and other grain products. We sell our processed grain products to wholesalers, distributors, institutional clients, etc.
•	Bulk Trading Division –conducts bulk trading through procuring and wholesales of rice, flour, wheat, kidney beans, green beans and other agricultural products. The majority customers of this division include food manufacturers, grain trading companies, wholesalers and governmental procurement agencies in China.

Operating revenue from continuing operations for the year ended December 31, 2013 was $246,350,104, representing a 3.0% decrease from $254,046,098 for the year ended December 31, 2012. Our net loss available to common stockholders for the year ended December 31, 2013 was $26,818,546, representing a 267.5% decrease from our net income of $16,008,670 for the year ended December 31, 2012.

Our principal office is located at Unit 1010, Block B, Huizhi Building, No. 9 Xueqing Road, Haidan District, Beijing, PRC 100085. Our telephone number in China is +(8610)-8273-2870 and our fax number is +(8610)- 8273 2870 x 8518. Our corporate website is www.deyuagri.com (information on our website is not made a part of this Annual Report).

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

Other Developments

Under the changes in the economic environment and market conditions, as well as the negative impacts from some unexpected extreme weather conditions, our business has faced great challenges in 2013.

The corn market experienced a booming growth of demand exceeding supply in the past several years before 2013. Our selling price had an annual average increase of 15.0% and 7.4% in 2011 and 2012, respectively. However, since the beginning of 2013, the corn market has been seeing a weakening demand with an oversupply and the selling price of corn has been declining. The selling price of corn (including value added tax) in our Corn Division decreased by 11% from $427/ton (RMB 2,611/ton) in January of 2013 to $380/ton (RMB 2,322/ton) in December of 2013. In contrast, with the rising labor cost and inflation in China, the lowest price for purchasing corn from farmers, which is guided by the government due to the protective farming policies in favor of farmers, continues to rise. The lowest guide price (including value added tax) again increased by $10/ton (RMB 60/ton) to $365 (RMB 2,260) in July 2013. As a result, the gross margin of our corn trading business decreased from 15.4% for the year ended December 31, 2012 to 8.1% for the year ended December 31, 2013.

Corn is mainly used as raw material for livestock feeds and deep processed products such as corn starch and ethanol. The demand for corn from the two downstream industries declined dramatically in 2013. First, livestock farming has been going through a very difficult time in 2013. After a period of expansion, the pork market turned to be oversupplied. Pork prices decreased significantly after the Spring Festival of 2013. Many farmers or companies in the industry started to reduce the livestock raising scale. Second, with the economy slowing down, demand for the deep processed corn products was also very weak. The price of ethanol decreased to its lowest level in the past three years. A lot of corn deep processing companies have been running under production capacity and have not been profitable. However, corn production had a good harvest in 2012 and 2013. According to National Bureau of Statistics of China, the output of corn increased 15 million tons, or 8% to 208 million tons in 2012 compared to 2011, and the output in 2013 was estimated to be 215 million. Increased supply over the demand caused the selling price of corn to decrease. In the same period, there was an influx of low cost corns imported into the market in the south of China. Given that the demand of corn from downstream industries will continue to be low, we anticipate the oversupply in the corn market will continue to impact our business in the coming months.

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

During 2013, we met some unexpected and extreme weather in Shanxi Province, which caused serious damage to our inventories and affected our operations. In late April, an unexpected heavy snow storm collapsed the warehouses located in Taiyuan, Shanxi Province which were leased by the Company’s Grain Division and caused about $1.2 million in damage to our grain goods stored in those warehouses. Beginning in May 2013, Shanxi had unusually frequent heavy rainfall which caused extreme humidity. As a result, we reinforced and waterproofed the warehouses and took measures to prevent inventories from mildewing such as by transferring inventories from one warehouse to the other, or drying the inventories by machines frequently. These measures reduced the efficiency of our operations and increased operational expenses. In the winter, the weather became extremely warm. Some of our corn inventory mildewed, which damaged the quality of the inventory. We recorded approximately $4.5 million as reserve of inventory valuation.

Considering the change of the economic environment, we assessed the fair value of the land use rights of the farmlands we own in Yuci, Shanxi Province and the ERP system used for retail sales in the Grain Division based on our current operation plan. We recorded an impairment loss of $6.5 million for the intangible assets as of December 31, 2013. In the meantime, we decided to terminate the construction of the factory facility in the subsidiary of Huichun due to the technical innovation and recorded an impairment loss of $0.8 million on the uncompleted building as of December 31, 2013.

As a result of a material disagreement with the developer engaged to develop the Company’s digital trading and agriculture service platform, our development contract with that developer was suspended on March 14, 2014. Management is taking measures to urge the developer to revive and complete the development under the development contract.

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

Warehousing and Logistics

We operate six self-owned warehouses and some rental warehouses with total storage capacity of over 100,000 tons of food products and an annual turnover of 700,000 tons. This capacity helps us to reach economies of scale with low cost of processing and storage. Our production bases are located in Jinzhong and Quwo in Shanxi Province with convenient transportation. The Jinzhong facilities and warehouses are in proximity to Shitai Railway and Provincial Road 317. The Quwo facilities are several kilometers away from Houma, a transportation hub. We have exclusive lease agreements with three railway lines for freight transportation in Jinzhong: (a) Shanxi Cereal & Oil Group, Mingli Reservation Depot; (b) Shanxi Yuci Cereal Reservation Depot; and (c) YuciDongzhao Railway Freight Station. These advantageous geographical positions and exclusive agreements help us ensure speedy delivery of our products at a low cost.

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

 Our farmland is located in the center of Shanxi Province, which has a relatively dry climate and which is ideal for grain cultivation. Grain crop growth relies principally on the climate and rainfall, and is not dependent on the application of chemical fertilizers or pesticides. Our simple and deep processing of grains maintain the grain’s original nutritional components. A portion of JinzhongDeyu’s grain products are certified as “organic” by the Beijing ZhongluHuaxia Organic Food Certification Centre, the chief organic food certification organization accredited and approved by the Certification and Accreditation Administration of the PRC (CNCA).

We provide technological guidance and support to our farmers regarding seed dissemination, cultivation methods, ecological fertilizer, irrigation, cultivation, weeding and harvesting. We believe working closely with our farmers helps ensure that we receive high quality raw materials for production. We also utilize an advanced product control system to help ensure high-quality finished products.

Key Customers

Our customers are mainly in China, composed mainly of (a) livestock feed companies, corn oil/corn starch manufacturing companies and governmental procurement agencies in our Corn Division; (b) wholesalers distributors, institutional clients and retail stores in our Grain Division; and (c) grain trading companies, wholesalers and governmental procurement agencies in our Bulk Trading Division. Our OEM products made of beans are also sold through our export agencies to Japan, Germany, the United States and other countries.

No single customer accounted for greater than 10% of the Company’s consolidated gross revenue for the years ended December 31, 2013 and 2012. No single customer accounted for greater than 10% of the consolidated accounts receivable as of December 31, 2013, while Beijing Suning Appliance Co., Ltd. (“Sunning”) accounted for 22.6% of the consolidated accounts receivable for the fiscal year ended as at December 31, 2012.

For our Corn Division, we developed large livestock feed companies as our customers, but our customer base are still diversified and no single customer accounted for greater than 10% of the division’s gross revenue in 2013 or 2012.

For our Grain Division, we provided OEM products in 2013 and 2012, and developed commercial sales of our grain products to large institutional customers in 2012. Deyufang Innovation Food (Beijing) Co., Ltd. (“Deyufang”) accounted for 53.3% of gross sales of the Grain Division for the fiscal year ended December 31, 2013, and Deyufang and Suning accounted for 23.2% and 22.0% of gross sales of the Grain Division for the fiscal year ended December 31, 2012, respectively.

For our Bulk Trading Division, Shanxi Helifahua Trading Co., Ltd. and JinzhongKangshuaijianmin Food Trading Co., Ltd. accounted for 12.7% and 10.4% of gross sales of the Bulk Trading Division, respectively for the fiscal year ended December 31, 2013, and Shanxi Zhengda Co., Ltd. and Shanxi Guchuan Food Co., Ltd. accounted for 27.3% and 23.6% of gross sales of the Bulk Trading Division for the fiscal year ended December 31, 2012, respectively.

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

We purchase most of the raw materials directly from farmers and farmer’s agents by payment in advance or immediately after the procurement. We also purchase raw materials from grain traders. We did not have any suppliers that accounted for 10% or more of total purchases of raw materials during the fiscal years ended December 31, 2012 and 2013. We purchased raw materials from several suppliers.

Shanxi China Grain Reserves Corporation Yangshou Directly-Subordinate Warehouse, Shanxi China Grain Reserves Corporation Taigu Directly-subordinate Warehouse, State Grain Reserves Changzhi Directly-subordinate Warehouse and Shanxi China Grain Reserves Corporation Trading Company accounted for 27.3%, 26%, 24.2% and 18.5% for the fiscal year ended December 31, 2013, respectively; and TaiguYonghe Grain Trading Co., Ltd., Liaoning Jinchen Agriculture Development Co., Ltd. and Shanxi Yijiaren Grain and Oil Trading Co., Ltd. accounted for 51.3%, 12.4% and 12.3% of total trade payables as of December 31, 2012, respectively.

Market Opportunity

Corn and Corn Byproducts

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

Competitive Landscape

In the corn market and grain bulk trading industry, our current major competitors are smaller and local focus traders such as JinzhongDexinchang Trading Co., Ltd., Jinjian Rice Industry Co., Ltd. and Beijing Guchuang Food Co., Ltd., which are mainly engaged in the corn and grain bulk procurement and wholesale businesses.

In the grain consumption marketplace, we primarily compete with smaller grain processers and food manufacturers, which are local in focus, have a single production line, little brand recognition and limited distribution networks. The following table lists our competitors with their main products:

Competitors	Products of Competitors Produced and /or sold by Competitors
Shanxi Jin Wei Yuan Grains Company Limited	packaged and unpackaged grain
Shanxi Qinzhou Huang Millet Group Limited Company	packaged and unpackaged millet, soybean
HeshunXinma Grains Development Co., LTD	packaged and unpackaged millet,beans, flour
HebeiGaopaidianDouDou Food (Group) Co., Ltd.	bean products
Shandong Daogongfang Food Co., Ltd.	bean products
YantaiYiyuan Beverage Co., Ltd.	fruit vinegars, especially apple vinegars
Zhengzhou Luer Biotechnology Development Co., Ltd.	fruit vinegars and fruit juices

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

We sell our grain products to wholesalers, distributors and retail stores in China. We develop commercial sales of refined grain products to institutional clients. Our OEM products made of beans are also sold through our export agencies to Japan, Germany, the United States and other countries.

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

Our modern equipment and technology, combined with advanced processing techniques, helps to ensure that grain production is high-quality, natural, green and ecological. Additionally, a portion of our grains can be categorized as organic by the Beijing ZhongluHuaxia Organic Food Certification Centre. We believe the careful management of breeding, cultivation, production, packaging and storage also leads to high quality products.

We implement strict quality control with each process in purchasing, storage, processing, packaging and distribution. We keep all items that are examined in the course of quality control inspections for one year in accordance with National Technology Quality Supervision Bureau requirements. We cooperate fully with the Bureau during their random testing and examination of our products.

Research and Development

Research and development expenses were immaterial for the years ended December 31, 2013 and 2012.

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

In order to adapt to the changing market for grain products sold to consumers, we are streamlining our operational structure. Our initiatives continue to cultivate the entire value chain concept. With the implementation of new business strategies and resource consolidation/sharing, we believe that we can compete effectively in the industry under the new emerging market conditions.

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

Employees

We currently have approximately 443 full time employees and varying numbers of part-time employees working on a seasonal basis.

ITEM 1A. Risk Factors

We are a “smaller reporting company” and as such, are not required to provide this information.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our production facilities are located in Jinzhong and Quwo of Shanxi Province with total site coverage of approximately 1,780,000 square feet (approximately 165,000 square meters) and constructed area of 482,000 square feet (approximately 45,000 square meters). We own a modern processing center with five drying cylinders for corn and the six warehouses for storage of 70,000 tons and have a large rental warehouse named the Shanxi 661 Warehouse with a storage capacity of 30,000 tons, of which the total capacity of annual turnover may reach more than 700,000 tons. We have eight production lines for grain processing with total production capacity of over 105,000 tons. Our facilities are equipped with advanced crop production, processing and packaging lines as well as modern equipment.

According to government regulations of the PRC, the PRC Government owns all land. We own the following land use rights for farmland and/or industrial lands: (1) land use rights of farmland in Jinzhong Shanxi consisting of 17,000 acres (approximately 70,000,000 square meters) for the remaining average of 36 years; (2) land use right of the industrial land in Quwo, Shanxi consisting of 1,076,000 square feet (approximately 100,000 square meters) for the remaining 43 years (3) land use right of the industrial land in Yuci District of Jinzhong, Shanxi consisting of 504,000 square feet (approximately 47,000 square meters) for the remaining 47 years; (4) land use right of the industrial land in Shanzhuangtou, JinzhongDeyu of 125,000 square feet (approximately 12,000 square meters) for the remaining 24 years; (5) land use right of the industrial land in Shanzhuangtou, JinzhongDeyu of 73,000 square feet (approximately 6,800 square meters) for the remaining 48 years.

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

Closing Bid Prices

	High ($)	Low ($)

Fiscal Year Ended December 31, 2012

1st Quarter (January 3 – March 31):	1.75	1.25

2rd Quarter (April 1 – June 30):	1.61	1.23

3nd Quarter (July 1 – September 30):	1.40	0.80

4th Quarter (October 3 – December 30):	1.17	0.52

Fiscal Year Ended December 31, 2013

1st Quarter:	1.05	0.32

2rd Quarter:	0.60	0.21

3nd Quarter:	0.43	0.20

4th Quarter:	0.36	0.20

The following table presents certain information with respect to our equity compensation plan as of December 31, 2013:

Number of
securities remaining
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-

Equity compensation plans not approved by security holders(1)	750,000	3.14	495,586

Total	750,000	$3.14	495,586

(1) On November 4, 2010, the Company’s Board of Directors approved the Company’s 2010 Share Incentive Plan. On November 8, 2010, a total of 931,000 non-qualified incentive stock options were approved by our Board of Directors and granted under the Plan to executives, key employees, independent directors, and consultants at an exercise price of $4.40 per share and on December 15, 2010, 40,000 non-qualified incentive stock shares were approved by our Board of Directors and granted under the Plan to a consultant at an exercise price of $4.40 per share, all of which have vested.

On March 8, 2012, the Company’s Board of Directors increased the number of shares allocated to and authorized for use under the Plan from 1,000,000 shares to 1,245,586 shares, the maximum number of shares allowable pursuant to the terms of the Plan and granted 420,000 options under the Plan to independent directors, officers and key employees of the Company, of which included some new options and those re-granted after such options were forfeited by other former employees as a result of their resignations from the Company in accordance with the terms of their option agreements. All of the granted options have vested.

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

On November 5, 2011, we filed a Registration Statement with the SEC on Form S-8 covering up to 1,000,000 shares underlying options which may be granted under the Plan. As of March 31, 2014, none of the options granted pursuant to the Plan have been exercised.

Performance Graph

We are a “smaller reporting company” and as such, are not required to provide this information.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company did not sell any securities during the period covered by this Report which were not registered under the Act and not previously reported on a quarterly report on Form 10-Q or a current report on Form 8-K.

Holders of Common Equity

On March 31, 2014, we had 11,015,029 shares of common stock issued and outstanding to 27 holders of record, and the closing price of our common stock as quoted on the OTCQB was $0.34 per share.  The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

On July 29, 2011, we issued 66,379 shares of Series A convertible preferred shares as a cumulative Series A convertible preferred share dividend of $212,420 in aggregate, to such holders of Series A convertible preferred stock on a pro rata basis and on January 27, 2012, we issued a Series A convertible preferred share dividend equal to $219,721, in the aggregate, to such holders of Series A convertible preferred stock on a pro rata basis.

On July 26, 2012, we issued 55,995 shares of Series A convertible preferred shares and $40,315.22 in cash as cumulative Series A convertible preferred share dividend of $220,052 in aggregate, to such holders of Series A convertible preferred stock on a pro rata basis and on January 29, 2013, we issued 70,124 shares of Series A convertible preferred shares as a cumulative Series A convertible preferred share dividend of $224,397 in aggregate, to such holders of Series A convertible preferred stock on a pro rata basis.

On July 26, 2013, we issued 72,534 shares of Series A convertible preferred shares as a cumulative Series A convertible preferred share dividend of $232,110 in aggregate, to such holders of Series A convertible preferred stock on a pro rata basis.

On January 23, 2014, we issued 75,035 shares of Series A convertible preferred shares as a cumulative Series A convertible preferred share dividend of $240,089 in aggregate, to such holders of Series A convertible preferred stock on a pro rata basis.

ITEM 6. Selected Financial Data

We are a “smaller reporting company” and as such, are not required to provide this information.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In this Annual Report on Form 10-K, unless otherwise indicated, the words “we”, “us”, “our”, “Deyu” or the “Company”) refer to Deyu Agriculture Corp. and all entities owned or controlled by Deyu Agriculture Corp., except where it is made clear that the term only means the parent or a subsidiary company. References in this report to the “PRC” or “China” are to the People’s Republic of China.

This report contains forward-looking statements. The words “anticipate”, “believe”, “expect”, “plan”, “intend”, “seek”, “estimate”, “project,”, “could”, “may” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, the current economic downturn adversely affecting demand for the our products; our reliance on our major customers for a large portion of our net sales; our ability to develop and market new products; our ability to raise additional capital to fund our operations; our ability to accurately forecast amounts of supplies needed to meet customer demand; market acceptance of our products; exposure to product liability and defect claims; fluctuations in the availability of raw materials and components needed for our products; protection of our intellectual property rights; changes in the laws of the PRC that affect our operations; inflation and fluctuations in foreign currency rates and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

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

A brief description of our products is set forth below, by division:

•	Corn Division – This division acquires unprocessed corn for value-added processing such as cleaning and drying packaging. The main consumers for this division range from livestock feed companies to corn oil/corn starch manufacturing companies as well as governmental procurement agencies in China.

•	Grain Division –This division acquires unprocessed grains including millet, green bean, soy bean, black rice and many other varieties of grains traditionally grown and consumed in China for value-added processing such as peeling, cleaning, grinding and packaging. The Grain Division also produces and distributes deep processed food products, such as bean based products, fruit vinegars and juices, noodles and other grain products. We sell our processed grain products to wholesalers, distributors, institutional clients, etc.

•	Bulk Trading Division –This division conducts bulk trading through procuring and wholesales of rice, flour, wheat, kidney beans, green beans and other agricultural products. The majority of our customers of this division include food manufacturers, grain trading companies, wholesalers and governmental procurement agencies in China.

We have adopted the operation mode of “Company + Farmers + Cultivation Base”. We have established long term strategic partnerships with over 60,000 farmers to grow crops on farmland. We provide extensive agricultural services to the farmers to plan and harvest crops. Services include technical know-how and support, such as cultivation methods, seeding and logistics.

We are equipped with fully automatic and advanced production lines for grain processing with a total production capacity of over 105,000 tons. The advanced production lines and production technologies help produce grain products with high quality by maintaining the nutritional components of the products. We operate six self-owned warehouses and some rental warehouses with total storage capacity of over 100,000 tons of food products and an annual turnover of 700,000 tons. This capacity helps us to reach economies of scale with low cost of processing and storage. Our production bases are located in Jinzhong and Quwo in Shanxi Province with convenient transportation. We have exclusive lease agreements with three railway lines for freight transportation in Jinzhong: (a) Shanxi Cereal & Oil Group, Mingli Reservation Depot; (b) Shanxi Yuci Cereal Reservation Depot; and (c) YuciDongzhao Railway Freight Station, which ensure speedy delivery of our products at a low cost.

We have cultivated a national network for corn and bulk trading with customers including various livestock feed companies, food manufacturers, corn oil/corn starch manufacturing companies, grain trading companies, wholesalers and governmental procurement agencies. Meanwhile, our processed grain products are sold to wholesalers, distributors, institutional clients and retail stores. We also sell OEM products made of grain through export agencies to Japan, Germany, the United States and other countries.

Operating revenue for the year ended December 31, 2013 was $246,350,104, representing a 3.0% decrease from $254,046,098 for the year ended December 31, 2012. Our net loss available to common stockholders for the year ended December 31, 2013 was $26,818, 546 representing a 267.5% decrease from $16,008,670 of net income for the year ended December 31, 2012.

Recent Developments

Under the changes in the economic environment and market conditions, as well as the negative impacts from some unexpected extreme weather conditions, our business has faced great challenges in 2013.

The corn market experienced a booming growth of demand exceeding supply in the past several years before 2013. Our selling price had an annual average increase of 15.0% and 7.4% in 2011 and 2012, respectively. However, since the beginning of 2013, the corn market has been seeing a weakening demand with an oversupply and the selling price of corn has been declining. The selling price of corn (including value added tax) in our Corn Division decreased by more than 8.1% from $427/ton (RMB 2,611/ton) in January of 2013 to $380/ton (RMB 2,322/ton) in December of 2013. In contrast, with the rising labor cost and inflation in China, the lowest price for purchasing corn from farmers, which is guided by the government due to the protective farming policies in favor of farmers, continues to rise. The lowest guide price (including value added tax) again increased by $10/ton (RMB 60/ton) to $365 (RMB 2,260) in July 2013. As a result, the gross margin of our corn trading business decreased from 15.4% for the year ended December 31, 2012 to 8.1% for the year ended December 31, 2013.

Corn is mainly used as raw material for livestock feeds and deep processed products such as corn starch and ethanol. The demand for corn from the two downstream industries declined dramatically in 2013. First, livestock farming has been going through a very difficult time in 2013. After a period of expansion, the pork market turned to be oversupplied. Pork prices decreased significantly after the Spring Festival of 2013. Many farmers or companies in the industry started to reduce the livestock raising scale. Second, with the economy slowing down, demand for the deep processed corn products was also very weak. The price of ethanol decreased to its lowest level in the past three years. A lot of corn deep processing companies have been running under production capacity and have not been profitable. However, corn production had a good harvest in 2012 and 2013. According to National Bureau of Statistics of China, the output of corn increased 15 million tons, or 8% to 208 million tons in 2012 compared to 2011, and the output in 2013 was estimated to be 215 million. Increased supply over the demand caused the selling price of corn to decrease. In the same period, there was an influx of low cost corns imported into the market in the south of China. Given that the demand of corn from downstream industries will continue to be low, we anticipate the oversupply in the corn market will continue to impact our business in the coming months.

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

During 2013, we met some unexpected and extreme weather in Shanxi Province, which caused serious damage to our inventories and affected our operations. In late April, an unexpected heavy snow storm collapsed the warehouses located in Taiyuan, Shanxi Province which were leased by the Company’s Grain Division and caused about $1.2 million in damage to our grain goods stored in those warehouses. Beginning in May 2013, Shanxi had unusually frequent heavy rainfall which caused extreme humidity. As a result, we reinforced and waterproofed the warehouses and took measures to prevent inventories from mildewing such as by transferring inventories from one warehouse to the other, or drying the inventories by machines frequently. These measures reduced the efficiency of our operations and increased operational expenses. In the winter, the weather became extremely warm. Some of our corn inventory mildewed, which damaged the quality of the inventory. We recorded approximately $4.5 million as reserve of inventory valuation.

Considering the change of the economic environment, we assessed the fair value of the land use rights of the farmlands we own in Yuci, Shanxi Province and the ERP system used for retail sales in the Grain Division based on our current operation plan. We recorded an impairment loss of $ 6.5 million for the intangible assets as of December 31, 2013. In the meantime, we decided to terminate the construction of the factory facility in the subsidiary of Huichun due to the technical innovation and recorded an impairment loss of $0.8 million on the uncompleted building as of December 31, 2013.

Plan of Operation

We believe that the evolving market conditions in China present not only challenges, but opportunities. In order to adapt to the changing market for grain products sold to consumers, we are streamlining our operational structure. Our initiatives continue to cultivate the entire value chain concept. With the implementation of new business strategies and resource consolidation/sharing, we believe that we can compete effectively in the industry under the new emerging market conditions.

As a result of a material disagreement with the developer engaged to develop the Company’s digital trading and agriculture service platform, our development contract with that developer was suspended on March 14, 2014. Management is taking measures to urge the developer to revive and complete the development under the development contract.

In December 2013, Management has commenced and conducted a cost-saving, internal control and efficiency assessment review of all of the Company’s subsidiaries and divisions, with particular focus on reducing administrative costs. After the reviews, improved policies were introduced and implemented forthwith. The Company intends to continue to conduct periodical reviews and take measures to further strengthen the Company’s, including subsidiaries, resources sharing, strategic planning and management of funds.

Results of Operations for the year ended December 31, 2013 as Compared to the year ended December 31, 2012

	For The Year Ended
	December 31,
	2013	2012	Change	%

Net revenue	$246,350,104	$254,046,098	$(7,695,994)	-3.0%
Cost of goods sold	(227,250,013)	(209,325,445)	(17,924,568)	8.6%
Loss on inventory valuation reserve	(4,478,174)	-	(4,478,174)	100.0%
Gross Profit	14,621,917	44,720,653	(30,098,736)	-67.3%

Selling expenses	(17,447,531)	(16,153,096)	(1,294,435)	8.0%
General and administrative expenses	(13,195,537)	(9,619,036)	(3,576,501)	37.2%
Loss on impairment of asset valuation	(7,346,776)	-	(7,346,776)	100.0%
Total Operating Expense	(37,989,844)	(25,772,132)	(12,217,712)	47.4%
Operating income (loss)	(23,367,927)	18,948,521	(42,316,448)	-223.3%

Interest income	35,193	37,846	(2,653)	-7.0%
Interest expense	(790,438)	(1,477,304)	686,866	-46.5%
Non-operating income (loss)	(403,885)	665,270	(1,069,155)	-160.7%
Total Other Expense	(1,159,130)	(774,188)	(384,942)	49.7%

Income (loss) before income taxes	(24,527,057)	18,174,333	(42,701,390)	-235.0%
Income taxes	(604,450)	(1,765,514)	1,161,064	-65.8%
Income before extraordinary items	(25,131,507)	16,408,819	(41,540,326)	-253.2%
Extraordinary loss (after taxes)	(1,212,430)	-	(1,212,430)	100.0%
Net income (loss)	(26,343,937)	16,408,819	(42,752,756)	-260.5%
Net Income (loss) attributable to noncontrolling interests	4,160	46,599	(42,439)	-91.1%
Net income (loss) attributable to Deyu Agriculture Corp.	(26,339,777)	16,455,418	(42,795,195)	-260.1%
Preferred stock dividends	(478,769)	(446,748)	(32,021)	7.2%
Net income (loss) available to common stockholders	$(26,818,546)	$16,008,670	$(42,827,216)	-267.5%

Net Revenue

Our net revenue for the year ended December 31, 2013 was $246.3 million, a decrease of $7.7 million, or 3.0%, compared to $254.0 million for the year ended December 31, 2012. This decrease was the combined result of a decrease of $8.5 million in corn sales, a decrease of $32.2 million in grain sales and off-set by an increase of $33.0 million in bulk trading sales. Sales derived from our Corn Division, Grain Division and Bulk Trading Division for the year ended December 31, 2013 were $142.6 million, $41.6 million and $62.2 million, respectively, accounting for 57.9%, 16.9% and 25.2% of total net revenue, respectively.

The following table breaks down the distribution of our sales volume and amount by division and as a percentage of gross sales:

	For The Year Ended December 31,
	2013			2012
	Volume (ton)	Net Revenue	% of total sales	Volume (ton)	Net Revenue	% of total sales	Changes		%
Corn Division	398,940	$142,560,749	57.9%	410,199	$151,047,762	59.5%		$(8,487,013)	-5.6%
Grain Division	23,022	41,637,805	16.9%	50,307	73,811,014	29.0%		(32,173,209)	-43.6%
Bulk Trading Division	92,576	62,151,550	25.2%	64,113	29,187,322	11.5%		32,964,228	112.9%
Total	514,538	$$246,350,104	100.0%	524,619	$254,046,098	100.0%	$	$(7,695,994)	-3.0%

Net revenue from our Corn Division for the year ended December 31, 2013 was approximately $142.6 million, a decrease of $8.5 million, or approximately 5.6%, as compared to $151.0 million for the year ended December 31, 2012. The decrease was mainly the combined result of a decrease of 2.7% in sales volume and a decrease of 3.0% in the average annual selling price of corn. The decrease was primarily due to the weak demand with the oversupply in the corn market starting in the beginning of 2013.

Net revenue from our Grain Division for the year ended December 31, 2013 was approximately $41.6 million, a decrease of $32.2 million, or 43.6%, as compared to $73.8 million for the year ended December 31, 2012. The decrease was mainly attributable to the decline in commercial sales to institutional clients and the decline in retail sales in supermarket and convenience stores, which was caused by the deteriorating efficiency of traditional retail sales and our strategic shift from grain retail sales to wholesale or bulk trading.

Net revenue from our Bulk Trading Division for the year ended December 31, 2013 was approximately $62.2 million, an increase of $33.0 million, or 112.9% as compared to $29.2 million for the year ended December 31, 2012. This increase was mainly attributable to our strategic shift from grain retail sales to wholesale or bulk trading in 2013.

Cost of Goods Sold

Cost of goods sold mainly consisted of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and packaging costs. Our cost of goods sold was $227.3 million, an increase of $17.9 million, or 8.6%, as compared to $209.3 million for the year ended December 31, 2013. This increase was primarily attributable to the increase in sales volume of our bulk trading business and the increase of cost of some raw materials for grain products.

Gross Profit

The following table breaks down the gross profit and gross margin by division:

	For The Year Ended December 31,
	2013			2012
	Gross Profit	% of total Gross Profit	Margin	Gross Profit	% of total Gross Profit	Margin
Corn Division	$11,493,696	78.6%	8.1%	$23,244,126	52.0%	15.4%
Grain Division	5,489,331	37.5%	13.2%	19,714,466	44.1%	26.7%
Bulk Trading Division	2,117,064	14.5%	3.4%	1,762,061	3.9%	6.0%
Subtotal	19,100,091	130.6%	7.8%	$44,720,653	100.0%	17.6%
Loss on inventory valuation reserve	(4,478,174)	-30.6%	-1.8%	-	-	-
Total	$14,621,917	100%	6.0%	$44,720,653	100%	17.6%

Our gross profit for the year ended December 31, 2013 was $14.6 million, a decrease of $30.1 million, or 67.3%, as compared to $44.7 million for the year ended December 31, 2012. The decrease was a combined result of an increase in loss on inventory valuation reserve of $4.5 million, a decrease in gross profits of $11.8 million in the Corn Division and a decrease of $14.2 million in the Grain Division, offset by an increase of $0.4 million in the Bulk Trading Division. Our gross margin decreased from 17.6% for the year ended December 31, 2012 to 5.9% for the year ended December 31, 2013. The decrease in gross margin was mainly the combined result of the increase of loss in loss on inventory valuation reserve, the simultaneous decline of gross margin in each division, and the increased sales percentage of our bulk trading business, which had a relatively lower gross margin.

Gross profit in the Corn Division was $11.5 million, contributing to 78.6% of total gross profit for the year ended December 31, 2013. Gross margin for our Corn Division was 8.1% for the year ended December 31, 2013, down by 733 basis points from 15.4% for the year ended December 31, 2012. The decrease in gross margin was mainly attributable to the weak demand from corn downstream industries including livestock feed companies and deep processed corn product manufacturers, with the oversupply of corn by the two good harvests in 2012 and 2013. The average market sales price of corn decreased 3.0% during the reporting period while the average purchase price of raw corn increased 9.8% due to the government's protective farming policies in favor of farmers.

Gross profit in the Grain Division was $5.5 million, contributing to 37.5 % of total gross profit for the year ended December 31, 2013. Gross margin for the Grain Division was 13.2 % for the year ended December 31, 2013, which decreased by 1353 basis points from 26.7% for the year ended December 31, 2012. This decrease in gross margin was primarily due to the increasing cost of raw materials in addition to the strategic shift from grain retail sales to wholesales, which yielded relatively lower gross margins but with fewer distribution expenses.

Gross profit in the Bulk Trading Division was $2.1 million, contributing to 14.5% of total gross profit for the year ended December 31, 2013. Gross margin in the Bulk Trading Division was relatively lower compared to our other Divisions as a result of its high turnover rate and relatively lower cost maintenance. Gross margin for the Bulk Trading Division was 3.4% for the year ended December 31, 2013, a decrease of 263 basis points from 6.0% for the year ended December 31, 2012. This decrease was mainly attributable to market fluctuations in 2013 during the current economic slowdown.

Loss on inventory valuation reserve increased $4.5 million for the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase was mainly attributable to the quality deterioration of some of the corn inventories caused by extreme weather condition and obsolete grain products.

Selling Expenses

Selling expenses included expenses of freight, warehousing, handling, distribution, advertising, farmer subsidies, payroll and other expenses. Selling expenses for the year ended December 31, 2013 were $17.4 million, increased for $1.3 million, or 8.0% from the $16.2 million for the year ended December 31, 2012. The material fluctuations between the two periods included: (a) an increase of $2.9 million of freight and handling expenses, due to an average increase of 13% in railway delivery prices which was announced by the Ministry of Railways of China in February 2013, and the extreme humid weather conditions in the third quarter of 2013; and (b) a decrease of $2.0 million in advertisement and payroll expenses incurred as a result of the reduction of retail sales.

General and Administrative Expenses

General and administrative expenses included payroll, professional services, rental, travel, depreciation and amortization. General and administrative expenses for the year ended December 31, 2013 was $13.2 million, an increase of $3.6 million or 37.2% compared to the year ended December 31, 2012. This increase was primarily the combined result of (a) an increase of $1.9 million of allowance for bad debts of account receivables and other receivables; (b) an increase of $0.8 million for management team enhancement, as well as business development; (c) an increase of $0.7 million in taxes related to inter-subsidiary fixed assets transfers.

Loss on Impairment of Asset Valuation

Loss on impairment of asset valuation was $7.3 million for the year ended December 31, 2013, which represented a $5.8 million impairment loss of the land use rights of farmland located in Yuci, Shanxi Province, a $0.8 million loss resulted from the termination of the construction of an uncompleted building in the subsidiary Huichun and a $0.7 million loss resulted from the idle ERP system for retail sales in the Grain Division.

Interest Expense

Interest expense for the year ended December 31, 2013 was $0.8 million compared to $1.5 million for the year ended December 31, 2012, a decrease of $0.7 million, or 46.5%. This decrease was mainly due to the decrease in the balances on loans. We had a decrease in the average loan balance from $14.6 million for the year ended December 31, 2012 to $7.9 million for the year ended December 31, 2013.

Non-operating Income (Loss)

Non-operating loss for the year ended December 31, 2013 was $0.4 million, representing the donations to the local community. Non-operating income for the year ended December 31, 2012 mainly represented a gain on the bargain purchase prices in connection with the acquisitions of Taizihu and Huichun.

Provision for Income Taxes

Under the Enterprise Income Tax (“EIT”) Law of the PRC, the standard EIT rate is 25%. Our PRC subsidiaries are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. According to the Tax Pronouncement [2008] No. 149 issued by the State Administration of Tax of the PRC, the preliminary processing industry of agricultural products is entitled to EIT exemption starting January 1, 2008. Three of the Company’s wholly-owned subsidiaries located in Shanxi Province, namely JinzhongDeyu, JinzhongYongcheng and JinzhongYuliang, are subject to the EIT exemption. All of our other subsidiaries are subject to the 25% EIT rate.

Income tax expenses were $604,450 for the year ended December 31, 2013, mainly representing the current income tax expenses derived from Taizihu and Huichun, both of which were subject to the 25% EIT rate. Income tax expenses were $1,765,514 for the year ended December 31, 2012, which consisted of $886,768 in current income tax expenses derived from Taizihu Group and $878,746 in deferred income tax expenses derived from Detian Yu for valuation allowance for deferred tax assets generated in previous years due to its uncertainty of realization of net operating losses carryover. The decrease in income taxes was mainly due to the decline of deferred tax expenses.

Extraordinary loss (after taxes)

Extraordinary loss (after taxes) for the year ended December 31, 2013 represents $1.2 million in inventory loss due to the collapse of our warehouses under a heavy snow storm in April 2013.

Net Income (Loss)

As a result of the above, we had net loss available to common stockholders of $26.8 million for the year ended December 31, 2013 compared to a net income of $16.0 million for the year ended December 31, 2012, a decrease of $42.8 million, or 267.5%.

Liquidity and Capital Resources

The following summarizes the key components of our cash flows for the year ended December 31, 2013 and 2012:

	For the Years Ended December 31,
	2013	2012

Net cash provided by operating activities	$5,741,093	$12,554,795
Net cash used in investing activities	(518,165)	(6,542,938)
Net cash used in financing activities	(9,268,200)	(9,884,790)
Effect of exchange rate change on cash and cash equivalents	87,275	68,509
Net decrease in cash and cash equivalents	$(3,957,997)	$(3,804,424)

Net cash provided by operating activities totaled approximately $5.7 million for the year ended December 31, 2013 and $12.6 million for the year ended December 31, 2012, a decrease of $6.8 million. This decrease was primarily attributable to the decrease in net income. We incurred $26.8 million of net loss available to common stockholders for the year ended December 31, 2013, while we earned $16.0 million of net income available to common stockholders for the year ended December 31, 2012. We reduced $11.2 million of inventory for the reduction of working capital for the year ended December 31, 2013, compared to an increase of inventory of $8.4 million for the year ended December 31, 2012.

Net cash used in investing activities was approximately $0.5 million for the year ended December 31, 2013, mainly for the construction of factories and the purchase of equipment. Net cash used in investing activities was $6.5 million for the year ended December 31, 2012, which was mainly consisted of $5.5 million of the payment for the acquisition of the Taizihu Group and $1.0 million of payment for the construction of factories and the purchase of equipment.

Net cash used in financing activities for the years ended December 31, 2013 and 2012 was approximately $9.3 million and $9.9 million, respectively. We repaid $9.1 million of short-term loans from related parties, repaid $1.0 million of short-term bank loans and received $0.8 million of cash released from restriction on a credit line of bank loans for the year ended December 31, 2013. We repaid $14.2 million of net proceeds of short-term bank loans and short-term bank acceptance, and received $3.3 million of short-term loans from related parties for the year ended December 31, 2012.

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

Contractual Obligations

The following table presents the Company’s material contractual obligations as of December 31, 2013:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Bank Loans	$7,464,856	$7,464,856	$-	$-	$-
Operating Lease Obligations	2,413,714	356,597	364,075	347,556	1,345,486
	$9,878,570	$7,821,453	$364,075	$347,556	$1,345,486

.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”.

Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations has been prepared by management based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates our critical accounting policies and estimates, including those related to revenue recognition, valuation of accounts receivable, inventory, property and equipment, long-lived assets, intangible assets, derivative liabilities and contingencies. Estimates are based on historical experience and on various assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting periods. We consider the following accounting policies important in understanding our operating results and financial condition:

Basis of presentation

The audited consolidated financial statements include the financial statements of Deyu Agriculture Corp. and its subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation. Results of operations of companies purchased are included from the dates of acquisition.

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

As of December 31, 2013, the balance of restricted cash of $16,519 represents a pledge for a bank loan of $14,867 (RMB90,000) obtained from Bank of Communications Gongzhufen Sub-branch obtained on December 15, 2013.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis. As of December 31, 2013, the balance of allowance for doubtful accounts was $984,717. As of December 31, 2012, the balance of allowance for doubtful accounts was not material.

Inventories

The Company's inventories are stated at lower of cost or market. Cost is determined on a moving-average basis. Costs of inventories include purchase and related costs incurred in delivering products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. As of December 31, 2013, the balance of reserve for inventory valuation was $4,603,929. As of December 31, 2012, the balance of reserve for inventory valuation was not material.

Property, plant, and equipment

Property, plant, and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to earnings as incurred; in addition, renewals and betterments are capitalized. When property, plant, and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

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

Long-lived assets

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), "Property, Plant, and Equipment" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. As of December 31, 2013, the Company recorded $773,874 of impairment loss of construction-in-progress. As of December 31, 2012, there was no impairment of long-lived assets.

Intangible assets

For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the assets. As of December 31, 2013, the Company recorded $5,832,800 of impairment loss of the land use rights of the farmlands and $740,102 of impairment loss of the ERP system for retail sales in the Grain Division. As of December 31, 2012, there was no impairment of intangible assets.

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

This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (ASC 820). This Staff Position delays the effective date of SFAS No. 157 (ASC 820) for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 (ASC 820) had no effect on the Company's financial position or results of operations for the year ended December 31, 2013.

We also analyze all financial instruments with features of both liabilities and equity under ASC 480-10 (formerly SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”) and ASC 815-40 (formerly EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). We have determined ASC 480-10 (formerly SFAS 150) and ASC 815-40 (formerly EITF 00-19) had no material effect on our financial position or results of operations for the year ended December 31, 2013.

Revenue recognition

The Company’s revenue recognition policies are in compliance with the SEC Staff Accounting Bulletin No. 104 (“SAB 104”). The Company recognizes product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our price to the customer is fixed or determinable and (iv)collection of the resulting accounts receivable is reasonably assured. The Company recognizes revenue for product sales upon transfer of title to the customer. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered. The Company assesses whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded. The estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. The sales discounts were not material for the year ended December 31, 2013 and $819,544 for the year ended December 31, 2012.

We offer a right of exchange on our grain products sold through our relationships with grocery store networks. The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased. In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes. The returns of our products for the year ended December 31, 2013 and 2012 were not material.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the year ended December 31, 2013 and 2012 were $298,040 and $1,813,049 respectively.

Research and development

The Company expenses its research and development costs as incurred. Research and development expenses for the year ended December 31, 2013 and 2012 were not material.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material effect on the Company’s consolidated financial statements for the year ended December 31, 2013.

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

Recent pronouncements

In July 2012, FASB issued an amendment (ASU No. 2012-02) to Intangibles–Goodwill and Other (ASC Topic 350). In accordance with the amendments in this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance had no material impact on our consolidated financial position or results of operations for the year ended December 31, 2013.

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

 In December 2013, the FASB issued ASU 2013-12, “Definition of a Public Business Entity”. The Board has decided that it should proactively determine which entities would be within the scope of the Private Company Decision-Making Framework: A Guide for Evaluating Financial Accounting and Reporting for Private Companies (Guide). This will aim to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. generally accepted accounting principles (GAAP) on a going-forward basis. This Update addresses those issues by defining public business entity. The Accounting Standards Codification includes multiple definitions of the terms nonpublic entity and public entity. The amendment in this Update improves U.S. GAAP by providing a single definition of public business entity for use in future financial accounting and reporting guidance. The amendment does not affect existing requirements. There is no actual effective date for the amendment in this Update. However, the term public business entity will be used in Accounting Standards Updates which are the first Updates that will use the term public business entity. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective as of the period covered by this Annual Report, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow appropriate decisions on a timely basis regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of the fiscal year ended December 31, 2013 based on the framework similarly set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting as of December 31, 2013 was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, continuing to strengthening and improving the Company’s internal and financial controls will remain one of the top priorities for our management.

In December 2013, Management had commenced and conducted a cost-saving, internal control and efficiency assessment review of all of the Company’s subsidiaries and divisions, with particular focus on reducing administrative costs. After the review, improved policies after the reviews were introduced and implemented forthwith. The Company intends to continue to conduct periodical reviews and take measures to further strengthen the Company’s, including subsidiaries, resources sharing, strategic planning and management of funds.

ITEM 9B. Other Information

Greg Chen resigned from his positions as Chief Executive Officer and Director effective as of March 31, 2014 and April 1, 2014, respectively, for the reasons set forth in the letters referenced herein as Exhibits 99.2 and 99.3. The Company disagrees with the assertions found in the letters. The Board appointed Hong Wang to serve as Acting Chief Executive Officer until the next annual meeting of the Board or until his successor is duly elected, qualified and seated, effective immediately as of April 1, 2014.

Effective as of March 31, 2014, Jan Poulsen resigned from his position as President of the Company. The Company intends to replace the vacancy created by such resignation in the near future.

Effective as of March 31, 2014, the Company closed its New York office. The Company does not intend to reopen this office at this time.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Provided below is a list of the names, ages and positions of all our directors and executive officers  as of the date of this filing.

Name	Age	Position
Hong Wang	39	Acting Chief Executive Officer, Chairman of the Board of Directors.
Amy He	35	Chief Financial Officer
Emma Wan	45	Corporate Secretary
Al Carmona	55	Independent Director and member of Audit Committee
Timothy Stevens	62	Independent Director and Chairman of Audit Committee
Xinli Li	49	Independent Director and member of the Audit Committee

Provided below is a list of the names, ages and positions of certain of our significant employees:

Name	Age	Position
YongqingRen	32	Vice President for the Corn Division
Yunlin Ding	41	Vice President

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

Biographies of Officers and Directors

Mr. Hong Wang, Acting Chief Executive Officer, Director and Chairman of the Board of Directors

Effective as of March 31, 2014, the Company appointed Mr. Wang to serve as Acting Chief Executive Officer following the resignation of Greg Chen as Chief Executive Officer. Mr. Wang was appointed to serve as a director and subsequently as Chairman of the Board of Directors of the Company effective April 30, 2012 and August 16, 2013, respectively. Mr. Wang has served as Vice President of Detian Yu since October 2009. Prior to that, Mr. Wang served as General Manager of Shanxi Dongsheng Guarantee Company Limited from February 2009 through October 2009. Prior to that, Mr. Wang worked for the Labor Bureau of Jinzhong in Shanxi Province from July 1996 through January 2009. Mr. Wang received his bachelor's degree from the Chinese Agriculture University in 1996.

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

Ms. Emma Wan, Corporate Secretary

Effective June 30, 2012, the Company appointed Ms. Wan to serve as the Company’s Corporate Secretary. Since July 2011, Ms. Wan has served as Corporate Controller for the Company. From July 2009 through December 2010, Ms. Wan served as Associate Director of KTO Corporate Finance Co. Ltd., a Hong Kong company. From August 2004 through June 2009, Ms. Wan served as M&A Transaction Service Manager of Deloitte &Touche Financial Advisory Services Limited, Guangzhou Branch in China. From August 2003 through September 2004 Ms. Wan served as audit senior associate of Deloitte Touche Tohmatsu CPA Ltd., Shenzhen Branch in China. Ms. Wan is a fellow of the Association of Chartered Certified Accountants and a member of The Chinese Institution of Certified Public Accountants.

Mr. Al Carmona, Independent Director and Member of Audit Committee

Mr. Carmona is an independent director of the Company effective August 19, 2010. During the last 25 years, Mr. Carmona has been with Mars & Co, a high end international strategy consulting firm, during which he served as Executive Vice President and Senior Advisor and has coordinated their Global Business Development Council. With the assistance of Mr. Carmona, Mars & Co. grew to over 250 professionals worldwide. Mr. Carmona has deep experience in a wide variety of areas including cost and supply chain optimization, brand strategy, pricing and demand building optimization, competitive analysis, portfolio optimization, business unit turnarounds, as well as acquisition and divestiture analysis. Mr. Carmona has a Bachelor of Science degree in Chemical Engineering from Princeton University and a MBA degree from the Wharton Business School, University of Pennsylvania.

Mr. Timothy C. Stevens, Independent Director and Chairman of Audit Committee

Mr. Stevens is an independent director of the Company effective August 19, 2010. Mr. Stevens has over 30 years of executive leadership, management, and client service experience with the world’s leading law, public accounting, and management consulting firms. Since January 2011 until recently, Mr. Stevens served as the Regional Chief Operating Officer, Asia of Simmons & Simmons, an international law firm. Prior to that since 2004, Mr. Stevens served as the Executive Director of Saul Ewing LLP, a Philadelphia law firm where he oversaw all aspects of its day to day business operations with a focus on improving the bottom line and supporting the Firm’s growth strategy and other key objectives. From 1999 to 2003, he served as the Chief Operating Officer and a member of the Management Committee in the Hong Kong and China offices of the international law firm Baker & McKenzie where he was responsible for all operations (other than client service) for Baker & McKenzie’s large Hong Kong and China practice. From 1995 to 1998, Mr. Stevens served in the Chairman’s office as the Finance and Administrative Partner of PricewaterhouseCoopers China, one of the world’s largest auditing firms, where he supervised the business plans, office openings and expansions as well as the financial management of the firm. Mr. Stevens graduated from Clifton College and Bristol University in the United Kingdom. He received the ACA qualification from the UK Chartered Accountants’ Qualification Program in 1974. Mr. Stevens is a licensed CPA in Massachusetts as well as being a Hong Kong FCPA.

Mr. Xinli Li, Independent Director and Member of Audit Committee

Mr. Li is an independent director of the Company effective August 16, 2013. Since September 2011, Mr. Li, age 48, has served as a researcher with the Culture Industry Research Institute at Shenzhen University. Prior to such position, Mr. Li served as the Head of the Department of Advertising and as Associate Professor, at Shenzhen University beginning in November 2004. Also, from June 1995 until October 2004, Mr. Li served as Lecturer in the Department of Advertising at Shenzhen University. Mr. Li earned his Bachelor of Science degree from Huazhong Normal University, and his Masters Degree in Tourism Economics from Nankai University.

Mr. YongqingRen, Vice President for the Corn Division

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

Mr. Yunlin Ding, Vice President

Effective February 3, 2012, the Company appointed Mr. Yunlin Ding to serve as Vice President of Company. Immediately prior to Mr. Ding’s appointment as the Company’s Vice President, he served as Vice President of Detian Yu since July 2009. Mr. Ding also served as vice general manager of the investment department of BeidaQingniao Group, a company organized under the laws of China and the holding company for three companies listed in China and two companies listed in Hong Kong, from February 2002 to July 2009. Mr. Ding earned a Bachelor’s Degree and a Master’s Degree in Economics from Nankai University in 1996 and 1999, respectively.

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

Mr. Li has the experience, qualifications, attributes and skills to qualify him to serve as a director. His past experience in research and as the head of the Department of Advertising at Shenzhen University will be an asset to the Company. Because of this experience, we expect that he will act in the best interest of the Company.

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

Subject to certain exceptions, under the listing standards of the NASDAQ Marketplace, a listed company’s board of directors must consist of a majority of independent directors. Currently, our board of directors has determined that each of the non-management directors, Al Carmona, Timothy Stevens and Xinli Li, are “independent” directors as defined by the listing standards of NASDAQ currently in effect and approved by the U.S. Securities and Exchange Commission and all applicable rules and regulations. All members of the Audit Committee satisfy the “independence” standards applicable to members of such committee. The board of directors made this affirmative determination regarding these directors’ independence based on discussions with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions with the Company. The board of directors considered relationships and transactions between each director or any member of his immediate family and the Company and its subsidiaries and affiliates. The purpose of the board of director’s review with respect to each director was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the NASDAQ rules.

Audit Committee

On August 19, 2010, we established our Audit Committee. The Audit Committee consists of Timothy Stevens, Al Carmona and Xinli Li, each of whom is an independent director. Timothy Stevens, Chairman of the Audit Committee is each deemed an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The Audit Committee’s responsibilities include:

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

The board of directors has adopted a written charter for the Audit Committee. During the fiscal year ended December 31, 2013, the Audit Committee met 7 times.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company during its most recent fiscal year, all reports under Section 16(a) required to be filed by its officers and directors and greater than 10% beneficial owners were filed as of the date of this filing, except Greg Chen filed a late Form 3.

Code of Ethics

On August 19, 2010, our Board of Directors adopted a Code of Conduct applicable to all directors, officers and employees. A copy of such Code of Conduct is referenced as Exhibit 14.1 herein.

ITEM 11. Executive Compensation

The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, in 2012 and 2013, to each of the following named executive officers:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock and Option Awards number	All Other Compensation ($)	Total ($)

Greg Chen (1)	2013	73,846	-	-	10,578	84,424
(Former Chief Executive Officer and Former President)	2012	-	-	-	14,266	14,266

JianmingHao (2)	2013	10,410	-	-	79,703	90,113
(Former Chief Executive Officer and Former President)	2012	15,823	-	100,000	105,408	121,231

Amy He (3)	2013	15,615	-	-	116,139	131,754
(Chief Financial Officer)	2012	15,654	-	60,000	92,569	108,223

Charlie Lin (3)	2013	-	-	-	-	-
(Former Chief Financial Officer)	2012	27,803	-	-	-	27,803

Jan Poulsen (4)	2013	73,846	-	-	3,003	76,849
(Former President)	2012	-	-	-	-	-

WenjunTian (5)	2013	-	-	-	-	-
(Former President)	2012	6,535	-	-	22,191	28,726

Jianbin Zhou (6)	2013	14,639	-	-	-	14,639
(Fomer Chief Operating Officer)	2012	57,669	-	-	-	57,669

Emma Wan (7)	2013	9,760	-	-	97,596	107,356
(Corporate Secretary)	2012	10,117	-	40,000	90,350	100,467

Michael Han (7)	2013	-	-	-	-	-
(Former Corporate Secretary)	2012	28,829	-	-	-	28,829

Junde Zhang (8)(11)	2013	6,832	-	-	-	6,832
(Vice President of the Grains Division)	2012	-	142,658	-	-	142,658

YongqingRen (11)	2013	6,832	-	-	-	6,832
(Vice President of the Corn Division)	2012	6,657	158,509	-	-	165,166

Yunling Ding (9)(11)	2013	1,952	-	-	73,197	75,149
(Vice president)	2012	18,785	-	40,000	37,250	56,035

Li Ren (10)(11)	2013	-	-	-	-	-
(Former Vice President of Branding and Marketing)	2012	9,603	-	-	-	9,603

(1) Effective October 11, 2012, the Board appointed Mr. Greg Chen to serve as the Company’s President. Effective April 15, 2013, the Board accepted the amicable resignation of Mr. Chen as President and appointed him as Chief Executive Officer of the Company. Effective March 31, 2014, Mr. Chen resigned as Chief Executive Officer of the Company.

(2) Mr. JianmingHao served as CEO from April 27, 2010 to April 15, 2013 and also served as President of the Company from April 30, 2012 through October 11, 2012.

(3) Effective February 3, 2012, Ms. Amy He was promoted to Acting Chief Financial Officer of the Company. Ms. He replaced Mr. Charlie Lin, whose employment and employment agreement with the Company officially terminated on March 5, 2012 in accordance with the notification procedures set forth in his employment agreement. Effective May 23, 2012, Ms. He was promoted to Chief Financial Officer.

(4) Effective April 15, 2013, Mr. Jan Poulsen was appointed to serve as President of the Company.  Effective March 31, 2014, Mr. Poulsen resigned as President of the Company.

(5) Effective April 30, 2012, the Board accepted the amicable resignation of WenjunTian as the Company’s President.

(6) Effective October 16, 2013, the Board accepted the amicable resignation of Mr. Jianbin Zhou as Chief Operation Officer of the Company.

(7) Effective June 30, 2012, the Board accepted the amicable resignation of Michael Han as the Company’s Corporate Secretary and appointed Emma Wan to serve as Corporate Secretary.

(8) Effective February 28, 2014, Mr. Junde Zhang resigned as the Company’s Vice President.

(9) Effective February 3, 2012, Mr. Yunlin Ding was appointed to serve the Company’s Vice President.

(10) Effective February 3, 2012, Mr. Li Ren resigned as the Company’s Vice President - Brand and Marketing.

(11) Based on the compensation received by Mr. Junde Zhang, Mr. YongqingRen, Mr. Yunlin Ding and Mr. Li Ren, they are qualified as executive officers for purposes of this table.

Outstanding Equity Awards at the End of the Fiscal Year

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2013:

		Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards:Number of Securities Underlying Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Batch	Exercisable	Unexercisable	—	—	—	—	—	—	—
Amy He	#2	60,000	-	-	1.45	8-Mar-22	-	-	-	-
Emma Wan	#2	40,000	-	-	1.45	8-Mar-22	-	-	-	-
Junde Zhang (1)	#1	40,000	-	-	4.4	5-Nov-20	-	-	-	-
YongqingRen	#1	40,000	-	-	4.4	5-Nov-20	-	-	-	-
Yunling Ding	#1	15,000	-	-	4.4	5-Nov-20
	#2	40,000	-	-	1.45	8-Mar-22	-	-	-	-

(1)	Effective February 28, 2014, Mr. Junde Zhang resigned as the Company’s Vice President. The options granted to Mr. Zhang will be forfeited if he doesn’t exercise the options before May 28, 2014.

Option Exercises and Stock Vested

None.

Director Compensation

Our directors are reimbursed for expenses incurred by them in connection with attending Board meetings. The following table presents compensation distributed to our directors during the year ended December 31, 2013 and 2012 for serving on the Board of Directors:

	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
2013
Al Carmona	$48,000	$-	$-	$48,000
Hong Wang	19,519	-	-	19,519
Timothy Stevens	48,000	-	-	48,000
Xinli Li (1)	1,627	-	-	1,627
Jan Poulsen (2)	20,000	-	-	20,000
Longjiang Yuan (1)	8,133	-	-	8,133
	$145,279	$-	$-	$145,279

2012
Al Carmona	$48,000	$35,667	$-	$83,667
Hong Wang	4,755	-	-	4,755
Jan Poulsen	12,000	-	-	12,000
Longjiang Yuan	7,925	-	-	7,925
Timothy Stevens	48,000	35,667	-	83,667
	$120,680	$71,334	$-	$192,014

(1)	Mr. Xinli Li replaced Mr. Longjiang Yuan as independent director of the Company on August 16, 2013.

(2)	Mr. Jan Poulsen resigned as director of the Company on April 15, 2013.

(3) The numbers for 2012 represents the aggregated fair value to option awards granted to the directors as at the grant date of the options granted in March 8, 2012, which is determined in accordance with ASC Topic 718.  For information regarding the fair value of option awards as at the grant date of the options, please refer to Note 19 of the Consolidated Financial Statements – Share-Based Compensation.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. All decisions regarding compensation are determined by our Board of Directors.

Options and Stock Appreciation Rights

On November 4, 2010, the Company’s Board of Directors approved the Company’s 2010 Share Incentive Plan. On November 8, 2010, a total of 931,000 non-qualified incentive stock options were approved by our Board of Directors and granted under the Plan to executives, key employees, independent directors, and consultants at an exercise price of $4.40 per share and on December 15, 2010, 40,000 non-qualified incentive stock shares were approved by our Board of Directors and granted under the Plan to a consultant at an exercise price of $4.40 per share, all of which have vested.

On March 8, 2012, the Company’s Board of Directors increased the number of shares allocated to and authorized for use under the Plan from 1,000,000 shares to the maximum number of shares allowable pursuant to the terms of the Plan and granted 420,000 options under the Plan to independent directors, officers and key employees of the Company, of which included some new options and those re-granted after such options were forfeited by other former employees as a result of their resignations from the Company in accordance with the terms of their option agreements. All of the granted options have vested.

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

On November 5, 2011, we filed a Registration Statement with the SEC on Form S-8 covering up to 1,000,000 shares underlying options which may be granted under the Plan. As of March 31, 2014, none of the options granted pursuant to the Plan have been exercised.

Payment of Post-Termination Compensation

We do not have change-in-control agreements with any of our directors or executive officers, and we are not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of, March 31, 2014: (i) by each of our directors, (ii) by each of the named executive officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than 5% of any class of our outstanding shares. As of March 31, 2014, there were 11,015,029 shares of our common stock outstanding:

Title of Class	Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership (number of shares)	Fully Diluted Percentage of Outstanding Shares of Common Stock (3)
Certain Beneficial Owners - Over 5% Ownership
Common Stock	Hong Wang (4)	2,380,196	16.16%
Common Stock	Junde Zhang (4)	1,116,284	7.58%
Common Stock	YongqingRen (4)	1,116,284	7.58%
Common Stock	Yam Sheung Kwok (4)	1,068,656	7.25%
Common Stock	Sure Glory Holdings Limited(5)	748,636	5.08%
Directors and Executive Officers and Significant Employees
Common Stock	Greg Chen*	0	0.00%
Common Stock	Amy He (6)	60,000	0.41%
Common Stock	Jan Poulsen*	0	0.00%
Common Stock	Emma Wan (7)	40,000	0.27%
Common Stock	Junde Zhang (8)	1,116,284	7.58%
Common Stock	YongqingRen (9)	1,116,284	7.58%
Common Stock	Yunlin Ding (10)	55,000	0.37%
Common Stock	Hong Wang (11)	2,380,196	16.16%
Common Stock	Al Carmona (12)	155,471	1.06%
Common Stock	Timothy Stevens (13)	80,000	0.54%
Common Stock	Xinli Li	0	0.00%
Officers and Significant Employees and Directors as a Group (11 Persons)		5,003,235	33.97%

*	Effective March 31, 2014, Greg Chen and Jan Poulsen resigned as Chief Executive Officer and President, respectively. Effective April 1, 2014, Greg Chen resigned as Director of the Company. The Company appointed Hong Wang to serve as Acting Chief Executive Officer effective immediately as of April 1, 2014.

(1)	Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within sixty (60) days of March 31, 2014.
(2)	Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.
(3)	Applicable percentage of ownership is based on 11,015,029 shares of common stock outstanding as of March 31, 2014, together with 1,860,900 shares of common stock issuable upon the conversion of convertible preferred stock, 1,154,273 shares of common stock issuance upon the exercise of warrants, and 700,000 shares of common stock issuance upon the exercise of exercisable stock options within sixty (60) days of March 31, 2014 for each beneficial owner.
(4)	Mr. Wang, Mr. Zhang, Mr. Ren and Mr. Kwok hold the common stocks of the Company through Expert Venture Limited, which registered address is P.O. Box 957, Offshore Incorporation Centre, Road Town, Tortola, British Virgin Islands. The fully diluted percentages of the Company’s outstanding shares of common stock ultimately held by Mr. Wang, Mr. Zhang, Mr. Ren and Mr. Kwok are 16.16%, 7.58%, 7.58% and 7.25%, respectively.
(5)	The registered address of Sure Glory Holdings Limited is P.O. Box 957, Offshore incorporation Centre, Road Town, Tortola, British Virgin Islands. Mr. Yuan Xinlei is the sole and controlling person of Sure Glory Holdings Limited, owning the sole share of Sure Glory Holdings Limited.
(6)	The Company has granted to Ms. He options to purchase 60,000 shares of our common stock under the Plan, which have vested.
(7)	The Company has granted to Ms. Wan options to purchase 40,000 shares of our common stock under the Plan, which have vested.
(8)	Mr. Zhang holds 20.0% of interests of Expert Venture Limited and accordingly, indirectly beneficially owns 1,076,284 shares of our common stock. In addition, the Company has granted to Mr. Zhang options to purchase 40,000 shares of our common stock under the Plan, which have vested.
(9)	Mr. Ren holds 20.0% of interests of Expert Venture Limited and accordingly, indirectly beneficially owns 1,076,284 shares of our common stock. In addition, the Company has granted to Mr. Ren options to purchase 40,000 shares of our common stock under the Plan, which have vested.
(10)	The Company has granted to Mr. Ding options to purchase 55,000 shares of our common stock under the Plan, which have vested.
(11)	Mr. Wang holds 42.0% of the interests of Expert Venture Limited and accordingly, indirectly beneficially owns 2,019,995 shares of our common stock. In addition, the Company has granted to Mr. Wang options to purchase 170,000 shares of our common stock under the Plan, 120,000 of which have vested.
(12)	Mr. Carmona was an investor in the financing that closed immediately following the Exchange. As of March 31, 2014, Mr. Carmona owned 53,285 shares of Series A Convertible Preferred Shares, 9,186 shares of common stock and a warrant exercisable into 18,000 shares of common stock at an exercise price of $5.06. In addition, the Company has granted to Mr. Carmona options to purchase 75,000 shares of our common stock under the Plan, which have vested.
(13)	The Company has granted to Mr. Stevens options to purchase 80,000 shares of our common stock under the Plan, which have vested.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Due to Related Parties

Dongsheng International Investment Co., Ltd. (“Dongsheng International”), one of the ultimate shareholders of which is WenjunTian, the Company's former President and Director , loaned to the Company in the aggregate amount of $0 million and $3.1 million in 2013 and 2012, respectively for purposes of working capital supplementation. Such loans are unsecured, bear no interest and no due date are specified. As of December 31, 2013 and 2012, the amounts due to Dongsheng International were $0 million and $6.0 million under these loans, respectively.

WenjunTian, the former President and Director the Company, loaned in the aggregate amount of $0 million and $0.2 million to the Company in the years ended December 31, 2013 and 2012 for purposes of working capital supplementation. Such loans are unsecured, bear no interest and no due date are specified. As of December 31, 2013 and 2012, the amounts due to WenjunTian were $0 million and $2.7 million under these loans, respectively.

Guarantee Transactions

On August 23, 2013, YuciJinmao Food Processing Factory, the legal representative of which is JunlianZheng, the wife of Junde Zhang, the Vice President of the Company, provided a two-year guarantee on a $1.4 million short-term bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd. by JinzhongYongcheng, bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on the six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of December 31, 2013 was 15.084%. The maturity date is August 22, 2014. JinzhongYongcheng paid $0 towards principal and $212,886 towards interest on the loan during the fiscal year ended December 31, 2013. $1.4 million was outstanding under the loan as of December 31, 2013.

On August 23, 2013, YuciJinmao Food Processing Factory, the legal representative of which is JunlianZheng, the wife of Junde Zhang, the Vice President of the Company, provided a two-year guarantee on a $1.4 million short-term bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd. by JinzhongYuliang, bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on the six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of December 31, 2013 was 15.084%. The maturity date is August 22, 2014. JinzhongYuliang paid $0 towards principal and $212,887 towards interest on the loan during the fiscal year ended December 31, 2013. $1.4 million was outstanding under the loan as of December 31, 2013.

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

ITEM 14. Principal Accountant Fees and Services

Public Accounting Fees

The following chart sets forth public accounting fees paid and payable to KCCW Accountancy Corp. (“KCCW”) during the years ended December 31, 2012 and 2013:

	2012	2013
Audit Fees	$400,000	$220,000
Audit Related Fees	$60,000	$-
Tax Fees	$25,000	$10,000
All Other Fees	$-	$-

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

Audit of Financial Statements

During the years ended December 31, 2012 and 2013, KCCW was our principal auditor and no work was performed by persons outside of KCCW.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules

The financial statements are set forth under the “F” pages of this Annual Report. Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included.

(b)     Exhibits

2.1	Share Exchange Agreement Dated April 27, 2010 (1)

3.1	Articles of Incorporation of Deyu Agriculture Corp. (2)

3.2	Certificate of Amendment of Articles of Incorporation of Deyu Agriculture Corp. (3)

3.3	Bylaws of Deyu Agriculture Corp. (2)

4.1	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock (1)

4.2	Form of Series A Warrant (1)

10.1	Securities Purchase Agreement Dated April 27, 2010 (1)

10.2	Registration Rights Agreement Dated April 27, 2010 (1)

10.3	Form of Lock-Up Agreement Dated April 27, 2010 (1)

10.4	Securities Escrow Agreement Dated April 27, 2010 (1)

10.5	Placement Agent Agreement between the Company and Maxim Group, LLC dated January 27, 2010(6)

10.6	Share Transfer Agreement between Hong Wang and Yam Sheung Kwok dated April 26, 2010 (6)

10.7	Share Transfer Agreement between JianmingHao and Yam Sheung Kwok dated April 26, 2010 (6)

10.8	Share Transfer Agreement between WenjunTian and Yam Sheung Kwok dated April 26, 2010 (6)

10.9	Share Transfer Agreement between YongqingRen and Yam Sheung Kwok dated April 26, 2010 (6)

10.10	Share Transfer Agreement between Junde Zhang and Yam Sheung Kwok dated April 26, 2010 (6)

10.11	Employment Agreement between David Lethem, as Chief Financial Officer, and the Company dated June 18, 2010 (4)

10.12	Certificate from China Organic Food Certification Center dated December 21, 2009 (6)

10.13	Corn Purchase Letter of Intent between Shanghai Yihai Trading Co., Ltd., Shanxi Office and JinzhongYuliang Agricultural Trading Co., Limited dated December 20, 2009 (6)

10.14	Warehouse Lease Agreement between Shanxi 661 Warehouse and JinzhongYongcheng Agricultural Trading Co., Limited dated December 21, 2006 (6)

10.15	Warehouse Lease Agreement between Shanxi Means of Production Company, Yuci Warehouse (formerly, the 671 Warehouse) and JinzhongYongcheng Agricultural Trading Co., Limited dated December 28, 2008 (6)

10.16	Railway Lease Agreement between Shanxi Cereal & Oil Group, Mingli Reservation Depot and JinzhongYongcheng Agriculture Trading Co., Limited dated December 21, 2006 (6)

10.17	Railway Lease Agreement between Shanxi Yuci Cereal Reservation Depot and JinzhongYongcheng Agriculture Trading Co., Limited dated November 15, 2007 (6)

10.18	Railway Lease Agreement between YuciDongzhao Railway Freight Station and JinzhongYongcheng Agriculture Trading Co., Limited dated December 21, 2006 (6)

10.19	Agricultural Technology Cooperation Agreement between JinzhongDeyu Agriculture Trading Co., Ltd. and Millet Research Institute, Shanxi Academy of Agricultural Science dated October 2007 (6)

10.20	Agricultural Technology Cooperation Agreement between Sorghum Institute, Shanxi Academy of Agricultural Sciences and JinzhongDeyu Agriculture Trading Co., Ltd. dated August 24, 2008 (6)

10.21	Certificate of Forest Rights for the Yuci Forest Right Certificate (2005) No. 01518 dated August 11, 2006 (6)

10.22	Farmland Transfer Agreement between Detian Yu Biotechnology (Beijing) Co. Ltd. and Shanxi Jinbei Plant Technology Co, Ltd. dated September 30, 2010 (6)

10.23	Land Use Rights Acquisition Contract Dated September 30, 2010 (5)

10.24	Deyu Agriculture Corp. 2010 Share Incentive Plan (7)

10.25	Exclusive Management and Consulting Service Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and Beijing Jundaqianyuan Investment Management Co., Ltd. (English translated version) (8)

10.26	Exclusive Management and Consulting Service Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and JinzhongLongyue Investment Consulting Co., Ltd. (English translated version) (8)

10.27	Business Cooperation Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and Beijing Jundaqianyuan Investment Management Co., Ltd. (English Translated Version) (8)

10.28	Business Operation Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited, Beijing Jundaqianyuan Investment Management Co., Ltd. and each of the shareholders of Beijing Jundaqianyuan Investment Management Co., Ltd. (English translated version) (8)

10.29	Business Operation Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited, JinzhongLongyue Investment Consulting Co., Ltd. and both of the shareholders of JinzhongLongyue Investment Consulting Co., Ltd. (English translated version) (8)

10.30	Share Pledge Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of Beijing Jundaqianyuan Investment Management Co., Ltd.: TianWenjun, HaoJianming, Yang Jianhui, Zhou Jianbin, Ren Li, RenYongqing, Zhang Junde and Wang Tao (English translated version) (8)

10.31	Share Pledge Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of JinzhongLongyue Investment Consulting Co., Ltd.: Zhao Jing and Zhao Peilin (English translated version) (8)

10.32	Form of Power of Attorney (English translated version) (8)

10.33	Equity Acquisition Option Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of Beijing Jundaqianyuan Investment Management Co., Ltd.: TianWenjun, HaoJianming, Yang Jianhui, Zhou Jianbin, Ren Li, RenYongqing, Zhang Junde and Wang Tao (English translated version) (8)

10.34	Equity Acquisition Option Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of JinzhongLongyue Investment Consulting Co., Ltd.: Zhao Jing and Zhao Peilin (English translated version) (8)

10.35	Business Cooperation Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and JinzhongLongyue Investment Consulting Co., Ltd. (English Translated Version) (8)

10.36	Village Collective Farmland Transfer Agreement, dated December 20, 2010, by and between Detian Yu Biotechnology (Beijing) Co., Ltd. and Shanxi Jinbei Plant Technology Development Co., Ltd. (English Translated and Mandarin Versions) (9)

10.37	Contract of Agreement, effective as of January 10, 2011, by and between Deyu Agriculture Corp. and Charlie Lin (10)

14.1	Code of Conduct (6)

16.1	Letter from Auditor (11)

21	List of Subsidiaries*

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002**

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002**

99.1	Audit Committee Charter adopted August 19, 2010 (6)

99.2	Resignation Letter, dated March 31, 2014, submitted by Greg Chen as Chief Executive Officer and Jan Poulsen as President of the Company

99.3	Resignation Letter, dated April 1, 2014, submitted by Greg Chen as Director of the Company

101. INS	XBRL Instance Document*

101. CAL	XBRL Taxonomy Extension Calculation Link base Document*

101. DEF	XBRL Taxonomy Extension Definition Link base Document*

101. LAB	XBRL Taxonomy Label Link base Document*

101. PRE	XBRL Extension Presentation Link base Document*

101. SCH	XBRL Taxonomy Extension Scheme Document*

(1)	Incorporated by reference to our Form 8-K filed on May 3, 2010.
(2)	Incorporated by reference to our Registration Statement on Form S-1 filed on July 8, 2009.
(3)	Incorporated by reference to our Form 8-K filed on June 4, 2010.
(4)	Incorporated by reference to our Form 8-K filed on June 18, 2010.
(5)	Incorporated by reference to our Form 8-K filed on October 6, 2010.
(6)	Incorporated by reference to our Form S-1/A filed on October 21, 2010.
(7)	Incorporated by reference to our Form S-8 filed on November 5, 2010.
(8)	Incorporated by reference to our Form 8-K filed on November 17, 2010.
(9)	Incorporated by reference to our Form 8-K filed on December 21, 2010.
(10)	Incorporated by reference to our Form 8-K filed on January 10, 2011.
(11)	Incorporated by reference to our Form 8-K filed on May 3, 2010.

*   Filed herewith.

** Furnished, not filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEYU AGRICULTURE CORP.

Date: April 4, 2014

	By:	/s/ Hong Wang
Hong Wang, Principal Executive Officer, Acting Chief Executive Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signatures	Title	Date

/s/ Hong Wang
Hong Wang	Director and Chairman of the Board, Principal Executive Officer and Acting Chief Executive Officer	April 4, 2014

/s/ Amy He
Amy He	Principal Financial and Accounting Officer and Chief Financial Officer	April 4, 2014

/s/ Al Carmona
Al Carmona	Independent Director	April 4, 2014

/s/ Xinli Li
Xinli Li	Independent Director	April 4, 2014

/s/ Timothy Stevens
Timothy Stevens	Independent Director	April 4, 2014

DEYU AGRICULTURE CORP AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Deyu Agriculture Corp.

We have audited the accompanying consolidated balance sheets of Deyu Agriculture Corp. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, equity, and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deyu Agriculture Corp. and Subsidiaries as of December 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KCCW Accountancy Corp.

Diamond Bar, California

April 4, 2014

KCCW Accountancy Corp.

22632 Golden Springs Dr. #230, Diamond Bar, CA 91765, USA

Tel: +1 909 348 7228 • Fax: +1 626 529 1580 • info@kccwcpa.com

DEYU AGRICULTURE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
Assets

Current Assets
Cash and cash equivalents	$979,282	$4,937,279
Restricted cash	16,519	815,348
Accounts receivable, net	32,326,897	33,991,288
Due from related parties	44,441	397,214
Inventory	15,318,224	30,322,191
Advance to supplier	4,363,298	6,145,840
Prepaid expenses	1,161,302	1,453,184
Other current assets	115,507	340,456
Total Current Assets	54,325,470	78,402,800

Property, plant, and equipment, net	19,251,051	19,442,599
Construction-in-progress	-	2,614,491
Long-term Investment	60,129	58,426
Intangible assets, net	7,827,809	13,389,075

Total Assets	$81,464,459	$113,907,391

Liabilities and Equity

Current Liabilities
Short-term loan	$7,464,856	$8,323,623
Accounts payable	8,538,544	5,179,729
Advance from customers	1,990,479	2,249,282
Accrued expenses	1,002,885	1,506,776
Tax payable	73,790	305,712
Preferred stock dividends payable	247,614	229,171
Due to related parties	14,306	8,668,552
Other current liabilities	282,179	986,153
Total Current Liabilities	19,614,653	27,448,998

Equity
Series A convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 2,182,628 and 2,039,970 shares outstanding, respectively	2,183	2,040
Common stock, $.001 par value; 75,000,000 shares authorized, 10,618,266 and 10,658,266 shares outstanding, respectively	10,618	10,658
Additional paid-in capital	21,225,146	20,781,439
Other comprehensive income	7,897,730	5,737,793
Retained earnings	32,681,588	59,500,134
Total Stockholders' Equity	61,817,265	86,032,064
Noncontrolling Interests	32,541	426,329
Total Equity	61,849,806	86,458,393

Total Liabilities and Equity	$81,464,459	$113,907,391

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The The Years Ended
	December 31,
	2013	2012

Net revenue	$246,350,104	$254,046,098
Cost of goods sold	(227,250,013)	(209,325,445)
Loss on inventory valuation reserve	(4,478,174)	-
Gross Profit	14,621,917	44,720,653

Selling expenses	(17,447,531)	(16,153,096)
General and administrative expenses	(13,195,537)	(9,619,036)
Loss on impairment of asset valuation	(7,346,776)	-
Total Operating Expenses	(37,989,844)	(25,772,132)
Operating income (loss)	(23,367,927)	18,948,521

Interest income	35,193	37,846
Interest expense	(790,438)	(1,477,304)
Non-operating income (loss)	(403,885)	665,270
Total Other Expenses	(1,159,130)	(774,188)

Income (loss) before income taxes	(24,527,057)	18,174,333
Income taxes	(604,450)	(1,765,514)
Income before extraordinary items	(25,131,507)	16,408,819
Extraordinary loss (after taxes)	(1,212,430)	-
Net income	(26,343,937)	16,408,819
Net loss attributable to noncontrolling interests	4,160	46,599
Net income (loss) attributable to Deyu Agriculture Corp.	(26,339,777)	16,455,418
Preferred stock dividends	(478,769)	(446,748)
Net income (loss) available to common stockholders	(26,818,546)	16,008,670
Foreign currency translation gain	2,150,517	910,907
Comprehensive income (loss)	(24,668,029)	16,919,577
Other comprehensive income (loss) attributable to noncontrolling interests	9,420	(4,467)
Comprehensive income (loss) attributable to Deyu Agriculture Corp.	$(24,658,609)	$16,915,110

Net income (loss) attributable to common stockholders per share - basic	$(2.52)	$1.51
Net income (loss) attributable to common stockholders per share - diluted	$(2.52)	$1.30
Weighted average number of common shares outstanding - basic	10,625,170	10,598,603
Weighted average number of common shares outstanding - diluted	10,625,170	12,614,108

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Series A Convertible				Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Interest	Total

Balance at December 31, 2011	1,997,467	$1,997	10,564,774	$10,565	$20,367,138	$4,831,353	$43,491,465	$436,940	$69,139,458
Subsidiary capital injected by noncontrolling interest	-	-	-	-	-	-	-	31,521	31,521
Conversion of convertible preferred stocks to common stocks	(13,492)	(13)	13,492	13	-	-	-	-	-
Covertible preferred stocks issued for payment of preferred stock dividends	55,995	56	-	-	179,128	-	-	-	179,184
Share-based compensation	-	-	-	-	120,853	-	-	-	120,853
Common stocks issued for services	-	-	80,000	80	114,320	-	-	-	114,400
Net changes in foreign currency translation adjustment	-	-	-	-	-	906,440		4,467	910,907
Net earnings for the year ended December 31, 2012	-	-	-	-	-	-	16,008,669	(46,599)	15,962,070
Balance at December 31, 2012	2,039,970	2,040	10,658,266	10,658	20,781,439	5,737,793	59,500,134	426,329	86,458,393
Covertible preferred stocks issued for payment of preferred stock dividends	142,658	143	-	-	456,363	-	-	-	456,506
Share-based compensation	-	-	-	-	44,504	-	-	-	44,504
Common stocks retired for service contract termination	-	-	(40,000)	(40)	(57,160)	-	-	-	(57,200)
Net changes in foreign currency translation adjustment	-	-	-	-	-	2,159,937	-	(9,420)	2,150,517
Subsidiary capital withdraw by noncontrolling interest at the liquidation of HebeiYugu	-	-	-	-	-	-	-	(469,147)	(469,147)
Loss assumed by Noncontrolling interest at the liquidation of HebeiYugu	-	-	-	-	-	-	-	88,939	88,939
Net earnings for the year ended December 31, 2013	-	-	-	-	-	-	(26,818,546)	(4,160)	(26,822,706)
Balance at December 31, 2013	2,182,628	2,183	10,618,266	10,618	21,225,146	7,897,730	32,681,588	32,541	61,849,806

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) available to common stockholders	$(26,818,546)	$16,008,670
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation & amortization	2,366,220	2,297,082
Loss on impairment of asset valuation	7,346,776	-
Loss on disposal of fixed assets	-	577
Extraordinary loss	1,212,430	-
Provision for Inventory valuation	4,478,174	-
Allowance for doubtful accounts	1,925,357	-
Share-based compensation	44,504	120,853
Preferred stock dividends accrued	478,769	446,748
Common stocks issued for services	(57,200)	114,400
Gain on bargain purchase	-	(499,079)
Deferred income tax expense	-	878,746
Noncontrolling interests	(4,160)	(46,599)
Decrease (increase) in current assets:
Accounts receivable	1,649,532	2,649,036
Related-parties trade receivable	358,771	226,755
Inventories	11,182,382	(8,383,187)
Advance to suppliers	1,931,601	1,987,857
Prepaid expense and other current assets	(244,860)	(40,331)
Increase (decrease) in liabilities:
Accounts payable	1,841,803	2,967,217
Advance from customers	(319,381)	(6,471,286)
Accrued expense and other liabilities	(1,631,079)	297,336
Net cash provided by operating activities	5,741,093	12,554,795

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of machinery and equipment	(518,165)	(128,383)
Construction and remodeling of factory and warehouses	-	(900,487)
Consideration paid for acquisition	-	(5,501,046)
Advances to related parties	-	(33,294)
Cash held by the Taizihu Group at acquisition date	-	20,272
Net cash used in investing activities	(518,165)	(6,542,938)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (repayment) of short-term loans from related parties	(9,053,440)	3,312,931
Net repayment from short-term loans from bank and others	(1,024,757)	(12,658,509)
Cash released from restriction for credit line of bank loans	809,997	1,281,894
Net repayments of short-term bank acceptance notes	-	(1,585,087)
Payment of preferred dividends	-	(267,721)
Proceeds from capital contributions	-	31,702
Net cash used in financing activities	(9,268,200)	(9,884,790)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	87,275	68,509

NET DECREASE IN CASH & CASH EQUIVALENTS	(3,957,997)	(3,804,424)
CASH &CASH EQUIVALENTS, BEGINNING BALANCE	4,937,279	8,741,703
CASH & CASH EQUIVALENTS, ENDING BALANCE	$979,282	$4,937,279

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$841,593	$678,420
Interest paid	$743,653	$1,815,269
NONCASH INVESTING AND FINANCING ACTIVITIES:
Construction completed and transferred to property, plant, and equipment	$767,494	$-
Construction transferred to land use rights	$1,045,640	$-

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PREPARATION

Deyu Agriculture Corp. (the “Company”), formerly known as Eco Building International, Inc., was incorporated under the laws of the State of Nevada on December 23, 2008. We completed the acquisition of City Zone Holdings Limited (“City Zone”), an agricultural products distributor in the Shanxi Province of the People’s Republic of China (the “PRC”) engaged in procuring, processing, marketing, and distributing various grain and corn products, by means of a share exchange effective April 27, 2010. As a result of the share exchange, City Zone became our wholly-owned subsidiary. We currently conduct our business primarily through operating PRC subsidiaries, including JinzhongDeyu Agriculture Trading Co., Ltd. (“JinzhongDeyu”), JinzhongYuliang Agriculture Trading Co., Ltd. (“JinzhongYuliang”), JinzhongYongcheng Agriculture Trading Co., Ltd. (“JinzhongYongcheng”), Shanxi Taizihu Food Co., Ltd. (“Taizihu”), Shanxi Huichun Bean Products Co., Ltd. (“Huichun” and together with Taizihu, the “Taizihu Group”) and Detian Yu Biotechnology (Beijing) Co., Ltd. (“Detian Yu”) and Detian Yu’s subsidiaries.

On May 11, 2010, our Board of Directors adopted a resolution to change our name to "Deyu Agriculture Corp." and FINRA declared the name change effective on June 2, 2010.

Reverse Acquisition

On April 27, 2010, we entered into a Share Exchange Agreement (“Share Exchange”) pursuant to which we issued 8,736,932 shares of our common stock, par value $ 0.001 per share, to Expert Venture Limited (“Expert Venture”), a company organized under the laws of the British Virgin Islands, and the other shareholders of City Zone (the “City Zone Shareholders”). As a result of the Share Exchange, City Zone became our wholly-owned subsidiary and City Zone Shareholders acquired a majority of our issued and outstanding shares of common stock.

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

Restructuring

In November 2009, pursuant to a restructuring plan intended to ensure compliance with PRC rules and regulations, City Zone, through a series of acquisitions and wholly-owned subsidiaries, acquired 100 % of the equity interests in JinzhongDeyu, JinzhongYuliang, and JinzhongYongcheng. The former shareholders and key management of JinzhongDeyu, JinzhongYongcheng, and JinzhongYuliang became the ultimate controlling parties and key management of City Zone. This restructuring has been accounted for as a recapitalization of JinzhongDeyu, JinzhongYongcheng and JinzhongYuliang with no adjustment to the historical basis of the assets and liabilities of these companies, while the historical financial positions and results of operations are consolidated as if the restructuring occurred as of the beginning of the earliest period presented in our accompanying consolidated financial statements. For the purpose of a consistent and comparable presentation, the consolidated financial statements have been prepared as if City Zone had been in existence since the beginning of the earliest and throughout the whole periods covered by these consolidated financial statements.

The Acquisition of the Taizihu Group

On February 2, 2012, Shenzhen Redsun, a company organized under the laws of PRC and a wholly-owned subsidiary of the Company, entered into a Stock Equity Transfer Agreement (the “Agreement”) whereby Shenzhen Redsun acquired 100 % of the issued and outstanding registered share capital of the Taizihu Group. In consideration for the acquisition of Taizihu Group, Shenzhen Redsun paid $ 2,342,168 (RMB 14,773,222 ) in cash to Mr. Hao He, an individual, for 50 % of Taizihu, $ 1,522,409 (RMB 9,602,594 ) in cash to Mr. QingheXu, an individual, for 32.5 % of Taizihu and $ 819,759 (RMB 5,170,628 ) in cash to Mr. JinqingXie, an individual, for the remaining 17.5 % of Taizihu. Immediately prior to the execution of the Agreement, Taizihu owned 85 % of the issued and outstanding registered share capital of Huichun, and pursuant to the terms of the Agreement, Shenzhen Redsun acquired the remaining 15 % of the share capital of Huichun from Beijing Kanggang Food Development Co., Ltd. for $ 817,845 (RMB 5,158,556). The total amount of the consideration paid for the acquisition of the Taizihu Group was $ 5,502,181 (RMB 34,705,000), and such consideration was determined pursuant to arm’s length negotiations between the parties. As a result of the acquisition, the Company currently owns and controls 100 % of the Taizihu Group.

Consolidation Scope:

Details of our subsidiaries subject to consolidation are as follows:

	Domicile and		Percentage
	Date of	Registered	of
Name of Subsidiary	Incorporation	Capital	Ownership	Principal Activities

City Zone Holdings Limited ("City Zone")	British Virgin Islands, July 27, 2009	$20,283,581	100%	Holding company of Most Smart

Most Smart International Limited ("Most Smart")	Hong Kong, March 11, 2009	$1	100%	Holding company of Shenzhen Redsun

Redsun Technology (Shenzhen) Co., Ltd. ("Shenzhen Redsun")	The PRC, August 20, 2009	$30,000	100%	Holding company of Shenzhen JiRuHai, Taizihu and Huichun

Shenzhen JiRuHai Technology Co., Ltd.("Shenzhen JiRuHai")	The PRC, August 20, 2009	$14,638	100%	Holding company of Beijing DetianYu

Detian Yu Biotechnology (Beijing) Co., Ltd. ("Detian Yu")	The PRC, November 30, 2006	$7,637,723	100%	Wholesale distribution of simple-processed and deep-processed packaged food products and staple food. Holding company of the following first five entities.

JinzhongDeyu Agriculture Trading Co., Ltd. ("JinzhongDeyu")	The PRC, April 22, 2004	$1,492,622	100%	Organic grains preliminary processing and wholesale distribution.

JinzhongYongcheng Agriculture Trading Co., Ltd. ("JinzhongYongcheng")	The PRC, May 30, 2006	$1,025,787	100%	Corns preliminary processing and wholesale

JinzhongYuliang Agriculture Trading Co., Ltd. ("JinzhongYuliang")	The PRC, March 17, 2008	$13,963,243	100%	Corns preliminary processing and wholesale distribution.

Tianjin Guandu Food Co., Ltd. ("Tianjin Guandu")	The PRC, June 21, 2011	$1,544,497	100%	Wholesale distribution of simple-processed and deep-processed packaged food products and staple food.

HebeiYugu Grain Co., Ltd. ("HebeiYugu")	The PRC, July 25, 2011	$1,563,824	70%	Wholesale distribution of grain products and operating or acting as an agent of import & export business for grain products.

Shanxi Taizihu Food Co., Ltd. (“Taizihu”) (1)	The PRC, July 27, 2003	$1,208,233	100%	Producing and selling fruit beverages and soybean products.

Shanxi HuiChun Bean Products Co., Ltd. (“Huichun”) (1)	The PRC, September 2, 2007	$2,636,192	100%	Producing and selling fruit beverages and soybean products.

Jilin Jinglong Agriculture Development Limited (“Jinglong”)	The PRC, October 10, 2012	$3,152,138	99%	Procurement, storage and sales of corn and grain.

(1)Taizihu and Huichun became the wholly-owned subsidiaries of the Company on February 2, 2012 through a business acquisition. They have been within the scope of consolidation since February 2, 2012.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The audited consolidated financial statements include the financial statements of Deyu Agriculture Corp. and its subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation. Results of operations of companies purchased are included from the dates of acquisition.

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

As of December 31, 2013, the balance of restricted cash of $16,519 represents a pledge for a bank loan of $14,867 (RMB90,000) obtained from Bank of Communications Gongzhufen Sub-branch obtained on December 15, 2013.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis. As of December 31, 2013, the balance of allowance for doubtful accounts was $984,717. As of December 31, 2012, the balance of allowance for doubtful accounts was not material.

Inventories

The Company's inventories are stated at lower of cost or market. Cost is determined on a moving-average basis. Costs of inventories include purchase and related costs incurred in delivering products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. As of December 31, 2013, the balance of reserve for inventory valuation was $4,603,929. As of December 31, 2012, the balance of reserve for inventory valuation was not material.

Property, plant, and equipment

Property, plant, and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to earnings as incurred; in addition, renewals and betterments are capitalized. When property, plant, and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

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

Long-lived assets

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), "Property, Plant, and Equipment" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. As of December 31, 2013, the Company recorded $773,874 of impairment loss of construction-in-progress. As of December 31, 2012, there was no impairment of long-lived assets.

Intangible assets

For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the assets. As of December 31, 2013, the Company recorded $5,832,800 of impairment loss of the land use rights of the farmlands and $740,102 of impairment loss of the ERP system for retail sales in the Grain Division. As of December 31, 2012, there was no impairment of intangible assets.

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

This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (ASC 820). This Staff Position delays the effective date of SFAS No. 157 (ASC 820) for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 (ASC 820) had no effect on the Company's financial position or results of operations for the year ended December 31, 2013.

We also analyze all financial instruments with features of both liabilities and equity under ASC 480-10 (formerly SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”) and ASC 815-40 (formerly EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). We have determined ASC 480-10 (formerly SFAS 150) and ASC 815-40 (formerly EITF 00-19) had no material effect on our financial position or results of operations for the year ended December 31, 2013.

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

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded. The estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. The sales discounts were not material for the year ended December 31, 2013 and $819,544 for the year ended December 31, 2012.

We offer a right of exchange on our grain products sold through our relationships with grocery store networks. The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased. In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes. The returns of our products for the year ended December 31, 2013 and 2012 were not material.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the year ended December 31, 2013 and 2012 were $246,128 and $1,813,049 respectively.

Research and development

The Company expenses its research and development costs as incurred. Research and development expenses for the year ended December 31, 2013 and 2012 were not material.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material effect on the Company’s consolidated financial statements for the year ended December 31, 2013.

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

Recent pronouncements

In July 2012, FASB issued an amendment (ASU No. 2012-02) to Intangibles–Goodwill and Other (ASC Topic 350). In accordance with the amendments in this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance had no material impact on our consolidated financial position or results of operations for the year ended December 31, 2013.

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

In December 2013, the FASB issued ASU 2013-12, “Definition of a Public Business Entity”. The Board has decided that it should proactively determine which entities would be within the scope of the Private Company Decision-Making Framework: A Guide for Evaluating Financial Accounting and Reporting for Private Companies (Guide). This will aim to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. generally accepted accounting principles (GAAP) on a going-forward basis. This Update addresses those issues by defining public business entity. The Accounting Standards Codification includes multiple definitions of the terms nonpublic entity and public entity. The amendment in this Update improves U.S. GAAP by providing a single definition of public business entity for use in future financial accounting and reporting guidance. The amendment does not affect existing requirements. There is no actual effective date for the amendment in this Update. However, the term public business entity will be used in Accounting Standards Updates which are the first Updates that will use the term public business entity. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

NOTE 3. BUSINESS COMBINATION

On February 2, 2012, Shenzhen Redsun, a wholly-owned subsidiary of the Company, acquired 100 % of the equity interests of the Taizihu Group for cash consideration of $ 5,502,181 (RMB 34,705,000).  The acquisition was accounted for as a business combination under the purchase method of accounting. The Taizihu Group’s results of operations were included in Deyu’s results beginning February 2, 2012.   The purchase price has been allocated to the assets acquired and the liabilities assumed based on their fair value at the acquisition date as summarized in the following:

Purchase price	$5,502,181

Allocation of the purchase price:
Cash and cash equivalents	28,867
Restricted cash	240,474
Accounts receivable, net	133,863
Inventory	1,373,222
Advance to supplier	840,849
Prepaid expenses	5,412
Other current assets	445,287
Property, plant, and equipment, net	5,891,772
Construction-in-progress	1,673,997
Long-term Investment	57,705
Other assets	59,448
Intangible assets, net	2,823,087
Short-term loan	(6,499,683)
Accounts payable	(319,077)
Advance from customers	(225,819)
Accrued expenses	(167,453)
Tax Payable	(65,192)
Due to related parties	(80,551)
Other current liabilities	(214,948)
Fair value of net assets acquired	6,001,260

Gain on bargain purchase	$(499,079)

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,	December 31,
	2013	2012
Accounts receivable	$33,311,614	$33,996,165
Less: Allowance for doubtful accounts	(984,717)	(4,877)
Accounts receivable, net	$32,326,897	$33,991,288

NOTE 5. INVENTORY

Inventory consisted of the following:

	December 31,	December 31,
	2013	2012
Raw materials	$1,020,486	$7,730,831
Work in process	49,717	73,131
Finished goods	17,752,203	21,761,558
Supplies	1,099,747	756,671
Reserve for inventory valuation	(4,603,929)	-
Total Inventory	$15,318,224	$30,322,191

The Company recorded $4,603,929 of reserve for inventory valuation as of December 31, 2013, among which $4,517,335 was for the quality deterioration of some of the corn inventories caused by extreme weather condition and $86,594 was for obsolete grain products. The reserve for inventory valuation was not material as of December 31, 2012.

NOTE 6. PREPAID EXPENSES

Prepaid expenses consisted of the following:

	December 31,	December 31,
	2013	2012
Deductible value-added taxes (VAT)	$356,876	$1,003,871
Prepaid rent	368,827	155,883
Prepaid expenses for investor relations	-	163,443
Prepaid other expenses	435,599	129,987
Total	$1,161,302	$1,453,184

NOTE 7. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	December 31,	December 31,
	2013	2012
Automobiles	$1,046,542	$1,010,594
Buildings	17,480,188	16,534,542
Office equipment	1,012,007	467,739
Machinery and equipment	8,386,357	7,435,413
Furniture and fixtures	114,398	611,907
Total cost	28,039,492	26,060,195
Less: Accumulated depreciation	(8,788,441)	(6,617,596)
Property, plant, and equipment, net	$19,251,051	$19,442,599

The buildings owned by the Company located in Jinzhong and Quwo in Shanxi Province, China are used for production, warehousing and offices for our corn and grains business.

As of December 31, 2013, $ 5.8 million (RMB 35.2 million) of buildings, machinery and equipment owned by the Taizihu Group were pledged as collateral for short-term bank loans.

Depreciation expense for the year ended December 31, 2013 and 2012 were $ 1,983,394 and $1,890,960, respectively.

NOTE 8. CONSTRUCTION-IN-PROGRESS

As of December 31, 2013, the Company determined to terminate the construction of the factory facility Huichun due to the technical innovation and assessed the fair value of the uncompleted building is zero. The Company recorded an impairment loss of $697,360. The carrying amount of the construction of the building was $697,360 and was written down to zero.

The carrying amount of the land use right of the industrial land allocated to the construction of the factory was $1,045,640 and was reclassified to intangible assets.

Construction-in-progress amounted to $38,324 as of December 31, 2013 mainly represents payment on the renovation of the staff canteen in Huichun.

NOTE 9. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,	December 31,
	2013	2012
Land use rights	$14,698,916	$13,158,508
Software-ERP System and B2C platform	1,081,531	1,059,004
Less: Accumulated amortization	(1,277,565)	(828,437)
Impairment loss	(6,675,073)	-
Total	$7,827,809	$13,389,075

According to government regulations of the PRC, the PRC Government owns all lands. The Company owns the land use rights of farmland s and industrial lands.

JingzhongDeyu, one of the Company owned land use rights of the 17,000 acres of farmlands in Jinzhong, Shanxi Province. There is no active market for trading of land use rights of those farmlands and the Company couldn’t assess the fair value of the land use rights based on quoted prices in active markets. The Company assessed the fair value of the land use rights based on discounted cash flow and determined that it was less than the carrying value. An impairment loss in the amount of $5,832,800 was recorded for the year ended December 31, 2013. The carrying value of the land use rights of the farmlands was $7,893,006 and was written down to $1,969,540. The Company used unobservable inputs based on its experience and knowledge of the market, as such, the Company classifies the fair value of this asset within Level 3.

The Company assessed the ERP system and B2C platform owned by JingzhongDeyu for retail sales of the Grain Division was not applicable for the current business operation due to the reduction of retail sales, and determined to write down its carrying value of $740,102 to zero. An impairment loss in the amount of $740,102 was recorded for the ERP system and B2C platform for the year ended December 31, 2013.

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

As of December 31, 2013, $3,989,615 (RMB 24 million) of the land use right owned by Taizihu Group was pledged as collateral for short-term bank loans.

Amortization expense of the intangible assets for the year ended December 31, 2013 and 2012 were $382,826 and $406,122, respectively.

NOTE 10. SHORT-TERM LOANS

Short-term loans consisted of the following:

	December 31,	December 31,
	2013	2012

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate based on six-month to one-year loan interest rate released by The People's Bank of China.
The actual interest rate during the contract period as of December 31, 2013 was 6.00% and the pass-due interest rate was 7.8%. The actual interest rate during contract period as of December 31, 2012 was 6.00%
The term of the loan started from August 14, 2012 with maturity date on August 13, 2013. The loan was obtained by Taizihu and pledged by its buildings and land use right.
On July 31, 2013 the loan was repaid for $66,075 (or RMB400,000).
As of December 31, 2013, the loan balance was $2,411,748 (or RMB14,600,000.00).
As of the date of this filing, the Company has been in negotiation with the lender on renewal of the loan. The Company is not currently able to predict the probability of the success on the renewal and will repay the loan immediately if the loan cannot be renewed.	$2,411,748	$2,407,666

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate, based on six-month to one-year loan interest rate released by The People's Bank of China.
The actual interest rate during the contract period as of December 31, 2013 was 6.00% and the pass-due interest rate was 7.8%. The actual interest rate during contract period as of December 31, 2012 was 6.00%
The term of the loan started from September 18, 2012 with maturity date on September 17, 2013. The loan was obtained by Taizihu and pledged by its buildings and land use right.
As of the date of this filing, the Company has been in negotiation with the lender on renewal of the loan. The Company is not currently able to predict the probability of the success on the renewal and will repay the loan immediately if the loan cannot be renewed.	1,486,694	1,444,600

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd., bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rates as of December 31, 2013 were 15.084%.
The term of the loan started from September 6, 2013 with maturity date on August 22, 2014. The loan was obtained by JinzhongYongcheng and guaranteed by YuciJinmao Food Processing Factory, a related party, for a period of two years starting from August 23, 2014.	1,404,100	-

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd., bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rates as of December 31, 2013 were 15.084%.
The term of the loan started from September 6, 2013 with maturity date on August 22, 2014. The loan was obtained by JinzhongYuliang and guaranteed by YuciJinmao Food Processing Factory, a related party, for a period of two years starting from August 23, 2014.	1,404,100	-

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate, based on six-month to one-year loan interest rate released by The People's Bank of China.
The actual interest rate as of December 31, 2013 was 6.0%.
The term of the loan started from January 4, 2013 with maturity date on January 3, 2014. The loan was obtained by Taizihu and pledged by its buildings and land use right.
As of the date of this filing, the Company has been in negotiation with the lender on renewal of the loan. The Company is not currently able to predict the probability of the success on the renewal and will repay the loan immediately if the loan cannot be renewed.	743,347	-

Bank loan payable to Bank of Communications Gongzhufensubbranch, bearing interest at a fix rate of prime rate, of which prime rate was based on one-year loan interest rate released by The People's Bank of China. The actual interest rate as of December 31, 2013 was 6.0%.
The term of the loan started from December 15, 2013 with maturity date on December 16, 2014. The loan was obtained by Detian Yu.	14,867	-

Bank loan payable to Bank of Communications Gongzhufensubbranch, bearing interest at a fix rate of prime rate, of which prime rate was based on one-year loan interest rate released by The People's Bank of China. The actual interest rate as of December 31, 2012 were 6.0%.
The term of the loan started from December 12, 2012 with maturity date on December 12, 2013. The loan was obtained by Detian Yu and was paid off on December 12, 2013.	-	14,446

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd., bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rates as of December 31, 2012 were 15.084%.
The term of the loan started from August 31, 2012 with maturity date on August 29, 2013. The loan was obtained by JinzhongYongcheng and guaranteed by YuciJinmao Food Processing Factory, a related party, for a period of two years starting from August 30, 2013.
The loan was paid off on September 5, 2013.	-	1,364,344

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd., bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rates as of December 31, 2012 were 15.084%.
The term of the loan started from August 31, 2012 with maturity date on August 29, 2013. The loan was obtained by JinzhongYuliang and guaranteed by YuciJinmao Food Processing Factory, a related party, for a period of two years starting from August 30, 2013.
The loan was paid off on September 5, 2013.	-	1,364,344

Bank loan payable to Dah Sing Bank (China) Co., Ltd, bearing interest at a fixed rate of prime rate plus 20% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rates as of December 31, 2012 were 7.2%.
The term of the loan started from July 18, 2012 with maturity date on July 17, 2013. The loan was obtained by Detian Yu and guaranteed by MrTianWenjun for a period of one year starting from July 18, 2013.
The loan was paid off on July 17, 2013.	-	1,284,089

The bank loan of $160,511 (or RMB1,000,000) payable to Bank of Beijing Haidian Branch, bearing interest at a fixed rate of prime rate plus 50% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of December 31, 2012 was 9%.
The term of the loan started from September 28, 2012 with maturity date on September 27, 2013. The loan was obtained by Detian Yu and guaranteed by Mr. TianWenjun for a period of one year.
On September 27, 2013 the loan was paid off.	-	120,383

Loan payable to Hangzhou TianCi Investment Management Co., Ltd., an unrelated party. The loan was unsecured, bearing no interest and no due date were specified. The loan was obtained by Jiruhai.
As of December 31, 2013, the balance of loan was transferred to other income.	-	58,910

Bank loan payable to China Merchants Bank Beijing Dongzhimensubbranch, bearing interest at a floating rate of prime rate plus 20% of prime rate, of which prime rate was based on one-year loan interest rate released by The People's Bank of China. The actual interest rates as of December 31, 2012 were 7.20%.
The term of the loan started from January 11, 2012 with maturity date on January 10, 2013. The loan was obtained by Detain Yu and guaranteed by Beijing Agriculture Guarantee Ltd.
for a period of one year starting from November 30, 2011.
The loan was paid off on January 10, 2013.	-	264,843

Total	$7,464,856	$8,323,623

NOTE 11. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,	December 31,
	2013	2012
Accrued VAT and other taxes	$261,714	$428,552
Accrued payroll	167,046	288,584
Others	574,125	789,640
Total	$1,002,885	$1,506,776

NOTE 12. LOSS ON INVENTORY VALUATION RESERVE

Loss on inventory valuation reserve for the year ended December 31, 2013 represents $4,391,580 of loss on inventory valuation reserve due to the quality deterioration of some of the corn inventories caused by extreme weather condition and $86,594 of loss on inventory valuation reserve for obsolete grain products.

NOTE 13. LOSS ON IMPAIRMENT OF ASSET VALUATION

Loss on impairment of asset valuation was $7,346,776 for the year ended December 31, 2013, which represents $5,832,800 impairment loss of the land use rights of farmland located in Jinzhong, Shanxi Province, $773,874 loss resulted from the termination of the construction of an uncompleted building in the subsidiary Huichun, and $740,102 loss resulted from the idle ERP system for retail sales in the Grain Division.

NOTE 14. INCOME TAXES

United States

Deyu Agriculture Corp. is incorporated in the State of Nevada in the United States of America and is subject to the U.S. federal and state taxation. No provision for income taxes have been made as the Company has no taxable income in the U.S. The applicable income tax rate for the Company for the year ended December 31, 2013 and 2012 was 34%. No tax benefit has been realized since a 100 % valuation allowance has offset deferred tax asset resulting from the net operating losses.

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

The provision for income taxes on income consists of the following for the year ended December 31, 2013 and 2012:

	For The Year Ended
	December 31,
	2013	2012
Current income tax expense (benefit)
U.S.	$-	$-
PRC	604,450	886,768
Total current expense (benefit)	$604,450	$886,768

Deferred income tax expense (benefit)
U.S.	$-	$-
PRC	-	878,746
Income tax expense (benefit)	$604,450	$1,765,514

The following is a reconciliation of the statutory tax rate to the effective tax rate for the year ended December 31, 2013 and 2012:

	For The Year Ended
	December 31,
	2013	2012
Expected U.S. income tax expense	34.0%	34.0%
Increase (decrease) in taxes resulting from:
Tax-exempt income	-28.1%	-33.6%
Foreign tax differential	-1.8%	-0.2%
Change in valuation allowance	-8.5%	10.0%
Intercompany elimination	2.0%	-0.9%
Other	0.1%	0.4%
Income tax expense	-2.3%	9.7%

Significant components of the Company’s net deferred tax assets as of December 31, 2013 and December 31, 2012 are presented in the following table:

	December 31,	December 31,
	2013	2012
Deferred tax assets
Net operating loss carryforwards (NOL)	$5,090,602	$3,430,118
Share-based compensation	435,844	391,339
Others	440,331	88,208
Total	5,966,777	3,909,665
Less: Valuation allowance	(5,966,777)	(3,909,665)
Total deferred tax assets, net	$-	$-

As of December 31, 2013, the Company accrued a 100% valuation allowance on its deferred tax assets based on the assessment on the probability of future reversion.

NOTE 15. EXTRAORDINARY LOSS (AFTER TAXES)

On April 19, 2013, an unexpected heavy snow storm collapsed the warehouses located in Taiyuan, Shanxi Province which were leased by the Company’s Grain Division and caused about $1,212,430 in damage to our grain goods stored in those warehouses.

NOTE 16. NET INCOME (LOSS) PER SHARE

Reconciliation of the basic and diluted net income (loss) per share was as follows:

	Amounts	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2013:
Net income (loss) attributable to common stockholders - basic	$(26,818,546)	10,625,170	$(2.52)
Preferred dividends applicable to convertible preferred stocks	-	-
Net income (loss) attributable to common stockholders - diluted	$(26,818,546)	10,625,170	$(2.52)

For the year ended December 31, 2012:
Net income attributable to common stockholders - basic	$16,008,670	10,598,603	$1.51
Preferred dividends applicable to convertible preferred stocks	446,748	2,015,505
Net income attributable to common stockholders - diluted	$16,455,418	12,614,108	$1.30

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

As a result of the Share Exchange, we acquired 100 % of the equity interests of City Zone, the business and operations of which now constitute our primary business and operations through its wholly-owned PRC subsidiaries. Specifically, as a result of the Share Exchange:

•	We issued 8,736,932 shares of our common stock to the City Zone Shareholders;
•	The ownership position of our shareholders who were holders of common stock immediately prior to the Share Exchange changed from 100 % to 9.5% (fully diluted) of our outstanding shares; and
•	City Zone Shareholders were issued our common stock constituting approximately 65.71 % of our fully diluted outstanding shares.

Immediately after the Share Exchange, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”) for the issuance and sale in a private placement of 1,866,174 Units at $ 4.40 per Unit, with each Unit consisting of one share of Series A convertible preferred stock, par value $ 0.001 per share (the “Investor Shares”) and a warrant to purchase 0.4 shares of our common stock with an exercise price of $ 5.06 per share (the “Warrants”). We initially received gross proceeds from the sale of the 1,866,174 Investor Shares and Warrants to purchase up to 746,479 shares of our common stock of $ 8,211,166 (the “Private Placement”).

In connection with the Private Placement, we also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, in which we agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for resale the Investor Shares, within 60 calendar days of April 27, 2010, and use our best efforts to have the Registration Statement declared effective within 180 calendar days of April 27, 2010. We agreed to pay monthly liquidated damages in cash to each Investor equal to 0.5 % of the dollar amount of the purchase price of the Investor Shares, on a pro rata basis, for each 30 day period the Registration Statement is not declared effective, up to a maximum of 8 % of the purchase price, however on October 21, 2010, the SEC declared the Registration Statement effective and no liquidated damages were incurred.

In connection with the Private Placement, Maxim Group, LLC acted as our financial advisor and placement agent (the “Placement Agent” or “Maxim”). The Placement Agent received a cash fee equal to 7 % of the gross proceeds of the Private Placement. Maxim also received warrants to purchase 171,911 shares of our common stock at a price per share of $ 4.84 (the “Placement Agent Warrants”). Pursuant to the original placement agreement entered into by and between Detian Yu and the Placement Agent on January 27, 2010 (the “Original Placement Agreement”), we engaged the Placement Agent to act as the exclusive agent to sell the Units in this offering on a “commercially reasonable efforts basis.” The Placement Agent also received a cash corporate finance fee equally to 1 % of our gross proceeds raised in the offering, payable at the time of each closing; five (5) year warrants to purchase that number of shares of Series A convertible preferred stock equal to 5 % of the aggregate number of shares of Series A convertible preferred stock underlying the Units issued pursuant to the offering; and a non-refundable cash retainer of $ 25,000 payable upon the execution of the retainer agreement. We also agreed to pay for all of the reasonable expenses the Placement Agent incurred in connection with the offering.

On May 10, 2010, we closed on the second and final round of the private placement offering for the issuance and sale of 589,689 Units, consisting of 589,689 shares of Series A convertible preferred stock and 235,883 five-year Series A Warrants with an exercise price of $ 5.06 per share, to certain Investors for total gross proceeds of $ 2,594,607 .

We raised an aggregate amount of $ 10,805,750 in the offering in two closing events. As of the final closing, we had 9,999,999 shares of common stock issued and outstanding. In connection with the offering, we issued a total of 2,455,863 shares of Series A convertible preferred shares and 982,362 Series A Warrants to the investors. Additionally, the Placement Agent received 171,911 warrants.

Common Stock

As of the final closing of the Private Placement, we had 9,999,999 shares of common stock issued and outstanding. Between the final closing of the Private Placement and December 31, 2013, an aggregate of 538,267 shares of Series A convertible preferred stock were converted into 538,267 shares of common stock and an aggregate of 80,000 shares of common stock were issued. As of December 31, 2013, the total number of shares of common stock issued and outstanding was 10,618,266 shares.

Series A Convertible Preferred Stock

Holders of Series A convertible preferred stock (“Series A Preferred”) are entitled to receive cumulative dividends in preference to the holders of our common stock at an annual rate of 5 % of the applicable per Series A Preferred original purchase price (the “Dividend Preference” and the “Dividends”). If, after the Dividend Preference has been fully paid or declared and set apart, the Company shall make any additional distributions, then the holders of Series A Preferred shall participate with the holders of common stock on an as-converted basis with respect to such distributions. Dividends are payable in cash or shares of Series A Preferred, at the Company’s option.

Upon any liquidation, dissolution or winding up of the Company, the holders of Series A Preferred will be entitled to receive, out of the assets of the Company available for distribution to its shareholders, an amount equal to $ 4.40 per share (the “Liquidation Preference Amount”), before any payment shall be made or any assets distributed to the holders of the common stock (the “Liquidation Preference”).

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

As of December 31, 2013, an aggregate of 538,267 shares of Series A Preferred were converted into 538,267 shares of common stock and an aggregate of 265,032 shares of Series A Preferred were issued as dividends to the shareholders of Series A Preferred. As of December 31, 2013, the total number of shares of Series A Preferred issued and outstanding was 2,182,628 shares.

For the year ended December 31, 2013 and 2012, the Company recorded $478,769 and $446,748 preferred dividend expenses, respectively.

Series A Warrants

We issued Series A Warrants to the Investors and the Placement Agent having strike prices of $ 5.06 and $ 4.84 , respectively, and they expire five (5) years from the original date of issuance. The strike prices are subject to adjustment only for changes in our capital structure, but allow for cashless exercise under a formula that limits the aggregate issuable common shares. There are no redemption features embodied in the warrants and they have met the conditions provided in current accounting standards for equity classification.

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

Aggregate gross proceeds from the two (2) closing events amounted to $ 10,805,750. Direct financing costs totaled $ 1,742,993, of which $ 1,555,627 was paid in cash and the balance of $ 187,366 represents the fair value of warrants linked to 171,911 shares of our common stock that were issued to Maxim. The proceeds and the related direct financing costs were allocated to the Series A Preferred and the Series A Warrants (classified in paid-in capital) based upon their relative fair values. The following table summarizes the components of the allocation:

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

These fair values were necessary to develop relative fair value calculation for allocations of certain elements of the financing arrangement, principally proceeds and the related direct financing costs. The following tables reflect assumptions used to determine the fair value of the Series A Preferred:

		Series A	Series A
	Fair Value	Preferred	Preferred
	Hierarchy	April 27,	May 10,
	Level	2010	2010
Indexed common shares		1,866,174	589,689

Components of fair value:
Common stock equivalent value		$6,631,403	$2,083,094
Dividend feature		659,821	209,439
		$7,291,224	$2,292,533

Significant assumptions:
Common stock price	3	3.55	3.53
Horizon for dividend cash flow projection	3	2.00	2.00
Weighted average cost of capital ("WACC")	3	15.91%	15.55%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. There were no level 1 inputs.

(2)	Level 2 inputs are significant other observable inputs. There were no level 2 inputs.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety.

•	Stock price- Given that management did not believe our trading market price was indicative of the fair value of our common stock at the measurement date, the common stock price value was derived implicitly from an iterative process based upon the assumption that the consideration of the Private Placement was the result of an arm’s length transaction. The Private Placement was composed of shares of Series A Preferred and Series A Warrants which were both indexed to our common stock; accordingly, we used an iterative process to determine the value of our common stock in order for the fair value of the Series A Preferred and Series A Warrants to equal the amount of consideration received in the Private Placement.

•	Dividend horizon- We estimated the horizon for dividend payment at 2 years.
•	WACC- The rates utilized to discount the cumulative dividend cash flows to their present values were based on a weighted average cost of capital of 18.94 % and 18.60%, as of April 27, 2010 and May 10, 2010, respectively. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require in an investment in companies similar in size and operating in similar markets as Deyu Agriculture Corp. The cost of equity was determined using a build-up method which begins with a risk free rate and adds expected risk premiums designed to reflect the additional risk of the investment. Additional premiums or discounts related specifically to us and the industry are also added or subtracted to arrive at the final cost of equity rate. The cost of debt was determined based upon available financing terms.
•	Significant inputs and assumptions underlying the model calculations related to the warrant valuations are as follows:

The following tables reflect assumptions used to determine the fair value of the Series A Warrants:

	Fair Value	April 27, 2010		May 10, 2010
	Hierarchy	Investor	Agent	Investor	Agent
	Level	warrants	warrants	warrants	Warrants

Indexed shares		746,479	130,632	235,883	41,279
Exercise price		5.06	4.84	5.06	4.84

Significant assumptions:
Stock price	3	3.55	3.55	3.53	3.53
Remaining term	3	5 years	5 years	5 years	5 years
Risk free rate	2	2.39%	2.39%	2.24%	2.24%
Expected volatility	2	45.25%	45.25%	45.47%	45.47%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	There were no Level 1 inputs.

(2)	Level 2 inputs include:

•	Risk-free rate- This rate is based on publicly-available yields on zero-coupon U.S. Treasury securities with remaining terms to maturity consistent with the remaining contractual term of the Series A Warrants.
•	Expected volatility- We did not have a historical trading history sufficient to develop an internal volatility rate for use in the model. As a result, we have used a peer approach wherein the historical trading volatilities of certain companies with similar characteristics as ours and who had a sufficient trading history were used as an estimate of our volatility. In developing this model, no one company was weighted more heavily.

(3)	Level 3 inputs include:

•	Stock price- Given that management did not believe our trading market price was indicative of the fair value of our common stock at the measurement date, the stock price was determined implicitly from an iterative process based upon the assumption that the consideration of the Private Placement was the result of an arm’s length transaction.
•	Remaining term- We do not have a history to develop the expected term for our warrants. Accordingly, we have used the contractual remaining term in our calculations.

The following is a summary of the status and activity of warrants outstanding As of December 31, 2013:

Outstanding Warrants
Exercise Price	Number of Warrants	Average Remaining Contractual Life
$5.06	982,362	1.32 years
$4.84	171,911	1.32 years
Total	1,154,273

Number of Warrants
Outstanding as of January 1, 2013	1,154,273
Granted	-
Forfeited	-
Exercised	-
Outstanding as of December 31, 2013	1,154,273

NOTE 18. SHARE-BASED COMPENSATION

As of December 31, 2013, the Company had one share-based compensation plan as described below. The compensation cost that had been charged against income for the plan was $ 44,504 and $ 120,853 for the year ended December 31, 2013 and 2012, respectively. The related income tax benefit recognized was $ 15,131 and $ 40,136 for the year ended December 31, 2013 and 2012, respectively. A 100 % valuation allowance was assessed against the deferred tax assets derived from such tax benefit as of December 31, 2013 and 2012.

On November 4, 2010, the Company’s Board of Directors approved the Company’s 2010 Share Incentive Plan. On November 8, 2010, a total of 931,000 non-qualified incentive stock options were approved by our Board of Directors and granted under the Plan to executives, key employees, independent directors, and consultants at an exercise price of $ 4.40 per share and on December 15, 2010, 40,000 non-qualified incentive stock shares were approved by our Board of Directors and granted under the Plan to a consultant at an exercise price of $ 4.40 per share, of which shall vest as follows:

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

50 % of the options granted vested six (6) months after the date of the grant; and
50 % of the options granted vested twelve (12) months after the date of the grant.

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

A summary of option activity under the Plan as of December 31, 2013, and changes during the year ended December 31, 2013 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding as of January 1, 2013	1,124,000	$3.30
Granted	-	$-
Exercised	-	$-
Forfeited	(374,000)	$4.40
Outstanding as of December 31, 2013	750,000	$3.14	3.52 years	$678,329
Exercisable as of December 31, 2013	700,000	$3.05	3.73 years	$674,756
Vested and expected to vest (1)	750,000	$3.14	3.74 years

(1) Includes vested shares and unvested shares after a forfeiture rate is applied.

A summary of the status of the Company’s unvested shares as of December 31, 2013, and changes during the year ended December 31, 2013 is presented below:

		Weighted-
		Average
		Grant-
		Date Fair
Unvested Shares	Shares	Value
Unvested as of January 1, 2013	310,000	$131,974
Granted	-	-
Vested	(210,000)	(98,511)
Forfeited	(50,000)	(29,890)
Unvested as of December 31, 2013	50,000	$3,573

NOTE 19. RELATED PARTY TRANSACTIONS

Transactions

	For The Year Ended
	December 31,
	2013	2012
Sales to Beijing Doukounianhua Biotechnology Co., Ltd.	$-	$8,427

Jianbin Zhou, the former Chief Operating Officer of the Company, is the legal representative of Beijing Doukounianhua Biotechnology Co., Ltd. The prices in the transactions with related parties were determined according to the market price sold to or purchased from third parties.

Due from related parties

	December 31,	December 31,
	2013	2012

Due from Beijing Doukounianhua Biotechnology Co., Ltd.	$44,441	$43,182
Due from Hao He	-	34,330
Due form Jinshang International Finance Leasing Co., Ltd.	-	4,333
Due from Feng Liu	-	315,369
Total	$44,441	$397,214

Mr. Hao He is the former shareholder of Huichun and Taizihu. Mr. WenjunTian, the former President and Director of the Company is the Executive Director of Jinshang International Finance Leasing Co., Ltd. Mr. Feng Liu is the legal representative and the non-controlling shareholder of Jilin Jinglong.

Due to related parties

	December 31,	December 31,
	2013	2012

Due to Mr. He Hao	$14,306	$-
Due to Dongsheng International Investment Co., Ltd.	-	6,007,929
Due to Mr. WenjunTian	-	2,660,623
Total	$14,306	$8,668,552

Mr. WenjunTian, the former President and Director of the Company, is the President and Executive Director of Dongsheng International Investment Co., Ltd. Those loans as of December 31, 2012 are unsecured, bear no interest and no due date is specified.

Guarantees

As of December 31, 2013, YuciJinmao Food Processing Factory, of which the legal representative is JunlianZheng, the wife of Junde Zhang, the Vice President of the Company, provided guarantees on short-term loans obtained by JinzhongYongcheng and JinzhongYuliang.

As of December 31, 2012, Mr. WenjunTian provided guarantees on short-term loans obtained by Detian Yu. YuciJinmao Food Processing Factory, of which the legal representative is JunlianZheng, the wife of Junde Zhang, Vice President of the Company, provided guarantees on short-term loans obtained by JinzhongYongcheng and JinzhongYuliang.

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

For the year ended	Corn	Grain	Bulk Trading
December 31, 2013	Division	Division	Division	Others	Total
Revenues from external customers	$142,560,749	$41,637,805	$62,151,550	$-	$246,350,104
Loss on inventory valuation reserve	(4,391,580)	(86,594)	-	-	(4,478,174)
Intersegment revenues	-	-	-	-	-
Interest revenue	8,774	2,844	6,869	16,707	35,193
Interest expense	(425,773)	(316,831)	(47,834)	-	(790,438)
Net interest (expense) income	(417,000)	(313,987)	(40,965)	16,707	(755,245)
Depreciation and amortization	(533,709)	(1,718,252)	(4,202)	(110,058)	(2,366,221)
Noncontrolling interest	-	-	-	4,160	4,160
Segment net profit (loss)	(11,316,324)	(2,614,032)	(64,083)	(12,349,498)	(26,343,937)

For the year ended	Corn	Grain	Bulk Trading
December 31, 2012	Division	Division	Division	Others	Total
Revenues from external customers	$151,047,762	$73,811,014	$29,187,322	$-	$254,046,098
Loss on inventory valuation reserve	-	-	-	-	-
Intersegment revenues	61,720	-	-	-	61,720
Interest revenue	17,224	11,799	8,803	20	37,846
Interest expense	(610,087)	(607,362)	(259,855)	-	(1,477,304)
Net interest (expense) income	(592,863)	(595,563)	(251,052)	20	(1,439,458)
Depreciation and amortization	(577,814)	(1,691,300)	(364)	(27,604)	(2,297,082)
Noncontrolling interest	-	-	-	46,599	46,599
Segment net profit (loss)	10,149,332	9,611,166	26,505	(3,378,184)	16,408,819

All of our revenues were generated from customers in China. Sales to exporting agencies were denominated in RMB, the Company’s functional currency and were accounted for as domestic sales. All long-lived assets are located in China. The following tables set forth our three major customers in each segment:

	For the Year Ended
	December 31,
Corn Division:	2013	2012
Sichuan Xinnong Scientific and Technical Feed Co., Ltd.	4.1%	2.2%
MeishanUni-president Enterprise Co., Ltd.	3.5%	1.9%
ChenduJindou Animal Nutrition Food Co., Ltd.	3.3%	1.0%
Top Three Customers as % of Total Gross Sales:	10.9%	5.1%

Grain Division:
Deyufang Innovation Food (Beijing) Co., Ltd.	53.3%	23.2%
Beijing Tianhuajingyu Trading Co., Ltd.	2.3%	1.5%
Tianjin Qianna Trading Co., Ltd.	2.0%	0.4%
Top Three Customers as % of Total Gross Sales	57.6%	25.1%

Bulk Trading Division:
Shanxi Helifahua Trading Co., Ltd.	12.7%	7.7%
JinzhongKangshuaijianmin Food Trading Co., Ltd.	10.4%	0.5%
Shandong Runpeng Trading Co., Ltd.	8.5%	0.0%
Top Three Customers as % of Total Gross Sales:	31.6%	8.2%

NOTE 21. CONCENTRATION OF CREDIT RISK

As of December 31, 2013 and December 31, 2012, all of the Company’s cash balances in banks were maintained within the PRC where no rule or regulation currently in place to provide obligatory insurance for bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to such risks on its cash balances in banks.

For the year ended December 31, 2013 and 2012, all of the Company’s sales were generated in the PRC. In addition, all accounts receivable as of December 31, 2013 and December 31, 2012 were due from customers located in the PRC.

No single customer accounted for greater than 10% of the Company’s consolidated gross revenue for the year ended December 31, 2013 and 2012, or consolidated accounts receivable as of December 31, 2013 and December 31, 2012.

NOTE 22. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases railroad lines, warehouses and offices under operating leases. Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

As of December 31,	Operating Leases
2014	$356,597
2015	190,297
2016	173,778
2017	173,778
2018	173,778
Thereafter	1,345,486
$2,413,714

NOTE 23. SUBSEQUENT EVENTS

Management has considered all events occurring through March 25, 2014, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2013 have been incorporated into the accompanying consolidated and combined financial statements, and those requiring disclosure have been fully disclosed in accordance with FASB ASC Topic 855, “Subsequent Events”.

- 78 -