Form 10-Q
period 2014-03-31
Deyu Agriculture Corp.
filed 2014-05-12
CIK 1467746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

DEYU AGRICULTURE CORP.
(Exact name of registrant as specified in its charter)

Nevada	333-160476	80-0329825
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

Unit 1010, Block B, Huizhi Building,

No.9 Xueqing Road,

Haidian District, Beijing, PRC

Zip Code: 100085

(Address of principal executive offices) (zip code)

86-10-8273-2870

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

As of May 8, 2014, there were 11,031,807 shares outstanding of the registrant’s common stock.

DEYU AGRICULTURE CORP.

FORM 10-Q

March 31, 2014

Item 1. Financial Statements

DEYU AGRICULTURE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$1,588,678	$979,282
Restricted cash	16,086	16,519
Accounts receivable, net	27,832,967	32,326,897
Due from related parties	43,277	44,441
Inventory	5,982,523	15,318,224
Advance to supplier	4,449,215	4,363,298
Prepaid expenses	539,556	1,161,302
Other current assets	120,812	115,507
Total Current Assets	40,573,114	54,325,470

Property, plant, and equipment, net	18,232,850	19,251,051
Construction-in-progress	-	-
Long-term Investment	58,555	60,129
Intangible assets, net	7,545,679	7,827,809

Total Assets	$66,410,198	$81,464,459

Liabilities and Equity

Current Liabilities
Short-term loan	$7,269,481	$7,464,856
Accounts payable	4,582,938	8,538,544
Advance from customers	1,936,326	1,990,479
Accrued expenses	895,157	1,002,885
Tax payable	99,290	73,790
Preferred stock dividends payable	100,474	247,614
Due to related parties	68,626	14,306
Other current liabilities	230,998	282,179
Total Current Liabilities	15,183,290	19,614,653

Equity
Series A convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 1,860,900 and 2,182,628 shares outstanding, at March 31, 2014 and December 31, 2013, respectively	1,861	2,183
Common stock, $.001 par value; 75,000,000 shares authorized, 11,015,029 and 10,618,266 shares outstanding, at March 31, 2014 and December 31, 2013, respectively	11,015	10,618
Additional paid-in capital	21,465,778	21,225,146
Other comprehensive income	6,452,451	7,897,730
Retained earnings	23,263,340	32,681,588
Total Stockholders' Equity	51,194,445	61,817,265
Noncontrolling Interests	32,463	32,541
Total Equity	51,226,908	61,849,806

Total Liabilities and Equity	$66,410,198	$81,464,459

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For The Three Months Ended
	March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Net revenue
Normal inventory	$12,152,145	$77,167,714
Damaged corn	3,421,175	-
Total Net Revenue	15,573,320	77,167,714
Cost of goods sold
Normal inventory	(11,553,198)	(68,363,540)
Damaged corn	(9,328,942)	-
Total Cost of Goods Sold	(20,882,140)	(68,363,540)
Gross Profit	(5,308,820)	8,804,174

Selling expenses	(1,098,652)	(3,198,595)
General and administrative expenses	(2,678,029)	(1,882,867)
Total Operating Expenses	(3,776,681)	(5,081,462)
Operating income (loss)	(9,085,501)	3,722,712

Interest income	1,080	8,100
Interest expense	(195,653)	(175,704)
Non-operating income (loss)	47,265	813
Total Other Expenses	(147,308)	(166,791)

Income (loss) before income taxes	(9,232,809)	3,555,921
Income taxes	(83,249)	(340,433)
Net income	(9,316,058)	3,215,488
Net loss attributable to noncontrolling interests	159	3,619
Net income (loss) attributable to Deyu Agriculture Corp.	(9,315,899)	3,219,107
Preferred stock dividends	(102,349)	(116,055)
Net income (loss) available to common stockholders	(9,418,248)	3,103,052
Foreign currency translation gain	(1,445,198)	288,602
Comprehensive income (loss)	(10,863,446)	3,391,654
Other comprehensive income (loss) attributable to noncontrolling interests	(81)	10,249
Comprehensive income (loss) attributable to Deyu Agriculture Corp.	$(10,863,527)	$3,401,903

Net income (loss) attributable to common stockholders per share - basic	$(0.87)	$0.29
Net income (loss) attributable to common stockholders per share - diluted	(0.87)	0.25
Weighted average number of common shares outstanding - basic	10,793,738	10,646,266
Weighted average number of common shares outstanding - diluted	10,793,738	12,738,439

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Three Months Ended
	March 31,
	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) available to common stockholders	$(9,418,248)	$3,103,052
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation & amortization	602,646	599,415
Allowance for doubtful accounts	825,993	-
Share-based compensation	585	42,208
Preferred stock dividends accrued	102,349	116,055
Common stocks issued for services	-	(57,200)
Noncontrolling interests	(159)	(3,619)
Decrease (increase) in current assets:
Accounts receivable	2,889,940	7,511,752
Related-parties trade receivable	-	235,390
Inventories	9,101,545	5,576,393
Advance to suppliers	(203,851)	(10,215,902)
Prepaid expense and other current assets	593,903	1,074,083
Increase (decrease) in liabilities:
Accounts payable	(3,801,786)	(1,639,659)
Advance from customers	(2,094)	3,239,176
Accrued expense and other liabilities	(99,669)	(476,135)
Net cash provided by operating activities	591,154	9,105,009

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of machinery and equipment	-	(4,414)
Construction and remodeling of factory and warehouses	-	(50,172)
Net cash used in investing activities	-	(54,586)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (repayment) of short-term loans from related parties	55,715	(5,735,157)
Net repayment from short-term loans from bank and others	-	417,818
Cash released from restriction for credit line of bank loans	-	318,137
Net cash provided by (used in) financing activities	55,715	(4,999,202)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(37,473)	7,961

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	609,396	4,059,182
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	979,282	4,937,279
CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,588,678	$8,996,461

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$55,306	$215,166
Interest paid	$105,272	$182,471
NONCASH INVESTING AND FINANCING ACTIVITIES:
Construction completed and transferred to property, plant, and equipment	$-	$767,494
Construction transferred to land use rights	$-	$-

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

As of March 31, 2014, the balance of restricted cash of $16,086 represents a pledge for a bank loan of $14,478 (RMB90,000) obtained from Bank of Communications Gongzhufen Sub-branch obtained on December 15, 2013.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis. The balance of allowance for doubtful accounts as of March 31, 2014 and December 31, 2013 were $1,769,803 and $984,717 respectively.

Inventories

The Company's inventories are stated at lower of cost or market. Cost is determined on a moving-average basis. Costs of inventories include purchase and related costs incurred in delivering products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. The balance of reserve for inventory valuation as of March 31, 2014 and December 31, 2013 were $140,315 and $4,603,929 respectively.

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

Long-lived assets

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), "Property, Plant, and Equipment" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. As of March 31, 2014 and December 31, 2013, the balance of impairment of construction-in-progress was $720,732 and $740,102, respectively.

Intangible assets

For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the assets. For the three months ended March 31, 2014, there was no impairment loss of intangible assets. As of March 31, 2014 and December 31, 2013, the balance of impairment of intangible assets was $6,500,368 and $6,675,073, respectively.

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

This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (ASC 820). This Staff Position delays the effective date of SFAS No. 157 (ASC 820) for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 (ASC 820) had no effect on the Company's financial position or results of operations for the three months ended March 31, 2014.

We also analyze all financial instruments with features of both liabilities and equity under ASC 480-10 (formerly SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”) and ASC 815-40 (formerly EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). We have determined ASC 480-10 (formerly SFAS 150) and ASC 815-40 (formerly EITF 00-19) had no material effect on our financial position or results of operations for the three months ended March 31, 2014.

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

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded. The estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. The sales discounts for the three months ended March 31, 2014 and 2013 were not material.

We offer a right of exchange on our grain products sold through our relationships with grocery store networks. The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased. In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes. The returns of our products for the three months ended March 31, 2014 and 2013 were not material.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2014 and 2013 were $30,185 and $56,044 respectively.

Research and development

The Company expenses its research and development costs as incurred. Research and development expenses for the three months ended March 31, 2014 and 2013 were not material.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material effect on the Company’s consolidated financial statements for the three months ended March 31, 2014.

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

Recent pronouncements

No recently amended accounting guidance has had material impact on our consolidated financial position or results of operations for the three months ended March 31, 2014.

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	December 31,
	2014	2013
Accounts receivable	$29,602,770	$33,311,614
Less: Allowance for doubtful accounts	(1,769,803)	(984,717)
Accounts receivable, net	$27,832,967	$32,326,897

NOTE 6. INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2014	2013
Raw materials	$665,237	$1,020,486
Work in process	-	49,717
Finished goods	4,735,548	17,752,203
Supplies	722,053	1,099,747
Reserve for inventory valuation	(140,315)	(4,603,929)
Total Inventory	$5,982,523	$15,318,224

The balance of reserve for inventory valuation as of March 31, 2014 and December 31, 2013 was $140,315 and $4,603,929 respectively.

NOTE 7. PREPAID EXPENSES

Prepaid expenses consisted of the following:

	March 31,	December 31,
	2014	2013
Deductible value-added taxes (VAT)	$232,212	$356,876
Prepaid rent	246,895	368,827
Prepaid other expenses	60,449	435,599
Total	$539,556	$1,161,302

NOTE 8. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	March 31,	December 31,
	2014	2013
Automobiles	$1,019,151	$1,046,542
Buildings	17,022,684	17,480,188
Office equipment	985,838	1,012,007
Machinery and equipment	8,166,864	8,386,357
Furniture and fixtures	111,404	114,398
Total cost	27,305,941	28,039,492
Less: Accumulated depreciation	(9,073,091)	(8,788,441)
Property, plant, and equipment, net	$18,232,850	$19,251,051

The buildings owned by the Company located in Jinzhong and Quwo in Shanxi Province, China are used for production, warehousing and offices for our corn and grains business.

As of March 31, 2014, $5.7 million (RMB 35.2 million) of buildings, machinery and equipment owned by the Taizihu Group were pledged as collateral for short-term bank loans.

Depreciation expense for the three months ended March 31, 2014 and 2013 was $537,485 and $496,855, respectively.

NOTE 9. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2014	2013
Land use rights	$15,046,140	$14,698,916
Software-ERP System and B2C platform	7,603	1,081,531
Less: Accumulated amortization	(1,007,696)	(1,277,565)
Impairment loss	(6,500,368)	(6,675,073)
Total	$7,545,679	$7,827,809

According to government regulations of the PRC, the PRC Government owns all land. The Company owns the land use rights of farmland and industrial land.

JingzhongDeyu, one of the Company-owned land use rights of the 17,000 acres of farmlands in Jinzhong, Shanxi Province. There is no active market for trading of land use rights of those farmlands and the Company could not assess the fair market value of the land use rights based on quoted prices in active markets. The Company assessed fair value of the land use rights based on discounted cash flow and determined that it was less than the carrying value. The balance of impairment of farmland use rights as of March 31, 2014 and December 31, 2013 was $5,768,433 and $5,832,800, respectively. As of March 31, 2014, the carrying value of the land use rights of the farmland was $7,047,010 and was written-down to $1,278,577.

The Company determined the ERP system and B2C platform owned by JingzhongDeyu for retail sales of the Grain Division was not applicable for its current business operations due to the reduction of retail sales. The balance of impairment of ERP system and B2C platform as of March 31, 2014 and December 31, 2013 was $720,987 and $740,102, respectively. As of March 31, 2014, the carrying value of ERP system and B2C platform was $720,987 and was written down to $0.

The Company leases and has obtained a certificate of right of use on 11,667 square meters with the PRC Government in Jinzhong, Shanxi Province where JinzhongDeyu's buildings and production facility are located. The term of the right is four to five years and is automatically renewed upon expiration. The right was fully amortized as of December 31, 2010 using the straight-line method. On June 18, 2012, the Company received the extended land use right certificate and the term of the right was extended to March 14, 2037.

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

As of March 31, 2014, $3,885,196 (RMB 24 million) of the land use right owned by Taizihu Group was pledged as collateral for short-term bank loans.

Amortization expense of the intangible assets for the three months ended March 31, 2014 and 2013 was $65,161 and $102,560, respectively.

NOTE 10. SHORT-TERM LOANS

Short-term loans consisted of the following:

	March 31,	December 31,
	2014	2013

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate based on six-month to one-year loan interest rate released by
The People's Bank of China.
The actual interest rates during the contract period as of March 31, 2014 and December 31, 2013 were 6.00% and the pass-due interest rate was 7.8%.
The term of the loan started from August 14, 2012 with maturity date on August 13, 2013. The loan was obtained by Taizihu and pledged by its buildings and land use right.
On July 31, 2013 the loan was repaid for $65,359 (or RMB400,000).
As of March 31, 2014, the loan balance was $2,348,626 (or RMB14,600,000).
As of the date of this filing, the Company has been in negotiation with the lender on renewal of the loan. The Company is not currently able to predict the probability of the success on the renewal and intends to repay the loan immediately if the loan cannot be renewed.	$2,348,626	$2,411,748

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate, based on six-month to one-year loan interest rate released by The People's Bank of China.
The actual interest rates during the contract period as of March 31, 2014 and December 31, 2013 were 6.00% and the pass-due interest rate was 7.8%.
The term of the loan started from September 18, 2012 with maturity date on September 17, 2013. The loan was obtained by Taizihu and pledged by its buildings and land use right.
As of the date of this filing, the Company has been in negotiation with the lender on renewal of the loan. The Company is not currently able to predict the probability of the success on the renewal and intends to repay the loan immediately if the loan cannot be renewed.	1,447,783	1,486,694

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd., bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of March 31, 2014 was 15.084%.
The term of the loan started from September 6, 2013 with maturity date on August 22, 2014. The loan was obtained by Jinzhong Yongcheng and guaranteed by Yuci Jinmao Food Processing Factory, a related party, for a period of two years starting from August 23, 2014.	1,367,351	1,404,100

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd., bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rates as of March 31, 2014 were 15.084%.
The term of the loan started from September 6, 2013 with maturity date on August 22, 2014. The loan was obtained by Jinzhong Yuliang and guaranteed by Yuci Jinmao Food Processing Factory, a related party, for a period of two years starting from August 23, 2014.	1,367,351	1,404,100

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate, based on six-month to one-year loan interest rate released by The People's Bank of China.
The actual interest rate as of March 31, 2014 was 15.084%.
The term of the loan started from January 4, 2013 with maturity date on January 3, 2014. The loan was obtained by Taizihu and pledged by its buildings and land use right.	723,892	743,347
As of the date of this filing, the Company has been in negotiation with the lender on renewal of the loan. The Company is not currently able to predict the probability of the success on the renewal and intends to repay the loan immediately if the loan cannot be renewed.

Bank loan payable to Bank of Communications Gongzhufen subbranch, bearing interest at a fix rate of prime rate, of which prime rate was based on one-year loan interest rate released by The People's Bank of China. The actual interest rate as of March 31, 2014 was 6%.
The term of the loan started from December 15, 2013 with maturity date on December 16, 2014. The loan was obtained by Detian Yu.	14,478	14,867

Total	$7,269,481	$7,464,856

NOTE 11. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
	2014	2013
Accrued VAT and other taxes	$285,175	$261,714
Accrued payroll	134,130	167,046
Others	475,852	574,125
Total	$895,157	$1,002,885

NOTE12. INCOME TAXES

United States

Deyu Agriculture Corp. is incorporated in the State of Nevada in the United States of America and is subject to the U.S. federal and state taxation. No provision for income taxes have been made as the Company has no taxable income in the U.S. The applicable income tax rate for the Company for the three months ended March 31, 2014 and 2012 was 34%. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

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

The provision for income taxes on income consists of the following for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31,
	2014	2013
Current income tax expense (benefit)
U.S.	$-	$-
PRC	83,249	340,433
Total current expense (benefit)	$83,249	$340,433

Deferred income tax expense (benefit)
U.S.	$-	$-
PRC	-	-
Income tax expense (benefit)	$83,249	$340,433

The following is a reconciliation of the statutory tax rate to the effective tax rate for the three months ended March 31, 2014and 2013:

	For The Three Months Ended
	March 31,
	2014	2013
Expected U.S. income tax expense	34.0%	34.0%
Increase (decrease) in taxes resulting from:
Tax-exempt income	-33.0%	-28.8%
Foreign tax differential	0.0%	-1.3%
Change in valuation allowance	-0.2%	7.4%
Intercompany elimination	0.0%	-1.8%
Other	0.1%	0.1%
Income tax expense	0.9%	9.6%

Significant components of the Company’s net deferred tax assets as of March 31, 2014 and December 31, 2013 are presented in the following table:

	March 31,	December 31,
	2014	2013
Deferred tax assets
Net operating loss carryforwards (NOL)	$5,173,396	$5,090,602
Share-based compensation	406,685	435,844
Others	451,158	440,331
Total	6,031,239	5,966,777
Less: Valuation allowance	(6,031,239)	(5,966,777)
Total deferred tax assets, net	$-	$-

As of March 31, 2014, the Company accrued a 100% valuation allowance on its deferred tax assets based on the assessment on the probability of future reversion.

NOTE 13. NET INCOME (LOSS) PER SHARE

Reconciliation of the basic and diluted net income (loss) per share was as follows:

	Amounts	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months ended March 31, 2014:
Net income (loss) attributable to common stockholders - basic	$(9,418,248)	10,793,738	$(0.87)
Preferred dividends applicable to convertible preferred stocks	-	-
Net income (loss) attributable to common stockholders - diluted	$(9,418,248)	10,793,738	$(0.87)
For the Three Months ended March 31, 2013:
Net income attributable to common stockholders - basic	$3,103,052	10,646,266	$0.29
Preferred dividends applicable to convertible preferred stocks	116,055	2,092,173
Net income attributable to common stockholders - diluted	$3,219,107	12,738,439	$0.25

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

Common Stock

As of the final closing of the Private Placement, we had 9,999,999 shares of common stock issued and outstanding. Between the final closing of the Private Placement and March 31, 2014, an aggregate of 396,763 shares of Series A convertible preferred stock were converted into 396,763 shares of common stock. As of March 31, 2014, the total number of shares of common stock issued and outstanding was 11,015,029 shares.

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

For a period of two (2) years following the issuance of the Series A Preferred, the conversion price of Series A Preferred was subject to adjustment for issuances of common stock (or securities convertible or exchangeable into shares of common stock) at a purchase price less than the conversion price of the Series A Preferred. The Series A Preferred does not contain any repurchase or redemption rights.

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

As of March 31, 2014, an aggregate of 396,763 shares of Series A Preferred were converted into 396,763 shares of common stock and an aggregate of 75,035 shares of Series A Preferred were issued as dividends to the shareholders of Series A Preferred. As of March 31, 2014, the total number of shares of Series A Preferred issued and outstanding was 1,860,900 shares.

For the three months ended March 31, 2014 and 2013, the Company recorded $102,349 and $116,055 preferred dividend expenses, respectively.

Series A Warrants

We issued Series A Warrants to the Investors and the Placement Agent having strike prices of $5.06 and $4.84 , respectively, and they expire five (5) years from the original date of issuance. The strike prices are subject to adjustment only for changes in our capital structure, but allow for cashless exercise under a formula that limits the aggregate issuable common shares. There are no redemption features embodied in the warrants and they have met the conditions provided in current accounting standards for equity classification.

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

These fair values were necessary to develop relative fair value calculation for allocations of certain elements of the financing arrangement, principally proceeds and the related direct financing costs. The following tables reflect assumptions used to determine the fair value of the Series A Preferred:

		Series A	Series A
	Fair Value	Preferred	Preferred
	Hierarchy	April 27,	May 10,
	Level	2010	2010
Indexed common shares		1,866,174	589,689

Components of fair value:
Common stock equivalent value		$6,631,403	$2,083,094
Dividend feature		659,821	209,439
		$7,291,224	$2,292,533

Significant assumptions:
Common stock price	3	3.55	3.53
Horizon for dividend cash flow projection	3	2.00	2.00
Weighted average cost of capital ("WACC")	3	15.91%	15.55%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. There were no level 1 inputs.

(2)	Level 2 inputs are significant other observable inputs. There were no level 2 inputs.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety.

·	Stock price- Given that management did not believe our trading market price was indicative of the fair value of our common stock at the measurement date, the common stock price value was derived implicitly from an iterative process based upon the assumption that the consideration of the Private Placement was the result of an arm’s length transaction. The Private Placement was composed of shares of Series A Preferred and Series A Warrants which were both indexed to our common stock; accordingly, we used an iterative process to determine the value of our common stock in order for the fair value of the Series A Preferred and Series A Warrants to equal the amount of consideration received in the Private Placement.

·	Dividend horizon- We estimated the horizon for dividend payment at 2 years.
·	WACC- The rates utilized to discount the cumulative dividend cash flows to their present values were based on a weighted average cost of capital of 18.94 % and 18.60%, as of April 27, 2010 and May 10, 2010, respectively. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require in an investment in companies similar in size and operating in similar markets as Deyu Agriculture Corp. The cost of equity was determined using a build-up method which begins with a risk free rate and adds expected risk premiums designed to reflect the additional risk of the investment. Additional premiums or discounts related specifically to us and the industry are also added or subtracted to arrive at the final cost of equity rate. The cost of debt was determined based upon available financing terms.
·	Significant inputs and assumptions underlying the model calculations related to the warrant valuations are as follows:

The following tables reflect assumptions used to determine the fair value of the Series A Warrants:

	Fair Value	April 27, 2010		May 10, 2010
	Hierarchy	Investor	Agent	Investor	Agent
	Level	warrants	warrants	warrants	Warrants

Indexed shares		746,479	130,632	235,883	41,279
Exercise price		5.06	4.84	5.06	4.84

Significant assumptions:
Stock price	3	3.55	3.55	3.53	3.53
Remaining term	3	5 years	5 years	5 years	5 years
Risk free rate	2	2.39%	2.39%	2.24%	2.24%
Expected volatility	2	45.25%	45.25%	45.47%	45.47%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	There were no Level 1 inputs.

(2)	Level 2 inputs include:

•	Risk-free rate- This rate is based on publicly-available yields on zero-coupon U.S. Treasury securities with remaining terms to maturity consistent with the remaining contractual term of the Series A Warrants.
•	Expected volatility- We did not have a historical trading history sufficient to develop an internal volatility rate for use in the model. As a result, we have used a peer approach wherein the historical trading volatilities of certain companies with similar characteristics as ours and who had a sufficient trading history were used as an estimate of our volatility. In developing this model, no one company was weighted more heavily than another.

(3)	Level 3 inputs include:

•	Stock price- Given that management did not believe our trading market price was indicative of the fair value of our common stock at the measurement date, the stock price was determined implicitly from an iterative process based upon the assumption that the consideration of the Private Placement was the result of an arm’s length transaction.
•	Remaining term- We do not have a history to develop the expected term for our warrants. Accordingly, we have used the contractual remaining term in our calculations.

The following is a summary of the status and activity of warrants outstanding As of March 31, 2014:

Outstanding Warrants
Exercise Price	Number of Warrants	Average Remaining Contractual Life
$5.06	982,362	1.07 years
$4.84	171,911	1.07 years
Total	1,154,273

Number of Warrants
Outstanding as of January 1, 2014	1,154,273
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March 31, 2014	1,154,273

NOTE 15. SHARE-BASED COMPENSATION

As of March 31, 2014, the Company had one share-based compensation plan as described below. The compensation cost that had been charged against income for the plan was $585 and $42,208 for the three months ended March 31, 2014 and 2013, respectively. The related income tax benefit recognized was $199 and $14,351 for the three months ended March 31, 2014 and 2013, respectively. A 100 % valuation allowance was assessed against the deferred tax assets derived from such tax benefit as of March 31, 2014 and 2013.

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

The following tables reflect assumptions used to determine the fair value of the option award:

Options granted on November 8, 2010:

Exercisable Period	12/8/2010 - 11/8/2020	11/8/2011 - 11/8/2020	11/8/2012 - 11/8/2020
Risk-free Rate (%)	1.12	1.27	1.46
Expected Lives (years)	5.04	5.50	6.00
Expected Volatility (%)	46.10	44.49	43.04
Expected forfeitures per year (%)	0.00-55.00	0.00-55.00	0.00-55.00
Dividend Yield (%)	0.00	0.00	0.00

Options granted on December 15, 2010:

Exercisable Period	1/15/2011 - 12/15/2020	12/15/2011 - 12/15/2020	12/15/2012 - 12/15/2020
Risk-free Rate (%)	2.15	2.32	2.50
Expected Lives (years)	5.04	5.50	6.00
Expected Volatility (%)	46.15	44.52	43.09
Expected forfeitures per year (%)	0.00	0.00	0.00
Dividend Yield (%)	0.00	0.00	0.00

Options granted on March 8, 2012:

Exercisable Period	09/08/2012 - 03/08/2020	03/08/2013 - 03/08/2020
Risk-free Rate (%)	0.94	1.00
Expected Lives (years)	5.25	5.49
Expected Volatility (%)	45.91	45.22
Expected forfeitures per year (%)	0.00	0.00
Dividend Yield (%)	0.00	0.00

Options granted on November 23, 2012:

Exercisable Period	12/23/2012 - 11/8/2020	11/23/2013 - 11/8/2020	11/23/2014 - 11/8/2020
Risk-free Rate (%)	0.53	0.60	0.68
Expected Lives (years)	4.02	4.48	4.98
Expected Volatility (%)	37.43	46.48	46.45
Expected forfeitures per year (%)	0.00	0.00	0.00
Dividend Yield (%)	0.00	0.00	0.00

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	There were no Level 1 inputs.
(2)	Level 2 inputs include:

·	Risk-free rate- This rate is based on continuous compounding of publicly-available yields on U.S. Treasury securities with remaining terms to maturity consistent with the expected term of the options at the dates of grant.

·	Expected volatility- We did not have a historical trading history sufficient to develop an internal volatility rate for use in the model. As a result, we have used a peer approach wherein the historical trading volatilities of certain companies with similar characteristics as ours and who had a sufficient trading history were used as an estimate of our volatility. In developing this model, no one company was weighted more heavily than another.

(3)	Level 3 inputs include:

·	Expected lives- The expected lives of options granted were derived from the output of the option valuation model and represented the period of time that options granted are expected to be outstanding.

·	Expected forfeitures per year- The expected forfeitures are estimated at the dates of grant and will be revised in subsequent periods pursuant to actual forfeitures, if significantly different from the previous estimates.

The estimates of fair value from the model are theoretical values of stock options and changes in the assumptions used in the model could result in materially different fair value estimates. The actual value of the stock options will depend on the market value of the Company’s common stock when the stock options are exercised.

A summary of option activity under the Plan as of March 31, 2014, and changes during the three months ended March 31, 2014 are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding as of January 1, 2014	750,000	$3.14
Granted	-	$-
Exercised	-	$-
Forfeited	(40,000)	$4.40
Outstanding as of March 31, 2014	710,000	$3.07	3.63 years	$609,197
Exercisable as of March 31, 2014	660,000	$2.97	3.63 years	$605,624
Vested and expected to vest (1)	710,000	$3.07	3.63 years

(1) Includes vested shares and unvested shares after a forfeiture rate is applied.

A summary of the status of the Company’s unvested shares as of March 31, 2014, and changes during the three months ended March 31, 2014 is presented below:

		Weighted-
		Average
		Grant-
		Date Fair
Unvested Shares	Shares	Value
Unvested as of January 1, 2014	50,000	$3,573
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested as of March 31, 2014	50,000	$3,573

NOTE 16. RELATED PARTY TRANSACTIONS

Due from related parties

	March 31,	December 31,
	2014	2013

Due from Beijing Doukounianhua Biotechnology Co., Ltd.	$43,277	$44,441
Total	$43,277	$44,441

Jianbin Zhou, the former Chief Operating Officer of the Company, is the legal representative of Beijing Doukounianhua Biotechnology Co., Ltd.

Due to related parties

	March 31,	December 31,
	2014	2013

Due to Dongsheng International Investment Co., Ltd.	$54,694	$-
Due to Mr. He Hao	13,932	14,306
Total	$68,626	$14,306

Mr. Hao He is the former shareholder of Huichun and Taizihu. Mr. WenjunTian, the former President and Director of the Company is the Executive Director of Jinshang International Finance Leasing Co., Ltd.

Guarantees

As of March 31, 2014, YuciJinmao Food Processing Factory, of which the legal representative is JunlianZheng, the wife of Junde Zhang, the Vice President of the Company, provided guarantees on short-term loans obtained by JinzhongYongcheng and JinzhongYuliang.

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

For the three months ended	Corn	Grain	Bulk Trading
March 31, 2014	Division	Division	Division	Others	Total
Revenues from external customers	$8,330,537	$6,652,924	$589,859	$-	$15,573,320
Intersegment revenues	-	-	-	-	-
Interest revenue	694	213	117	55	1,080
Interest expense	(105,050)	(90,381)	-	(221)	(195,653)
Net interest (expense) income	(104,356)	(90,168)	117	(166)	(194,572)
Depreciation and amortization	(148,572)	(401,585)	(1,176)	(51,313)	(602,646)
Noncontrolling interest	-	-	-	159	159
Segment net profit (loss)	(7,744,170)	(257,527)	(678,789)	(635,572)	(9,316,058)

For the three months ended	Corn	Grain	Bulk Trading
March 31, 2013	Division	Division	Division	Others	Total
Revenues from external customers	$35,425,984	$12,361,102	$29,380,628	$-	$77,167,714
Intersegment revenues	-	-	-
Interest revenue	3,774	735	3,361	230	8,100
Interest expense	(85,277)	(64,358)	(26,069)	-	(175,704)
Net interest (expense) income	(81,503)	(63,623)	(22,708)	230	(167,604)
Depreciation and amortization	(121,849)	(435,149)	(692)	(41,725)	(599,415)
Noncontrolling interest	-	-	-	3,619	3,619
Segment net profit (loss)	1,929,282	1,182,975	965,447	(862,216)	3,215,488

All of our revenues were generated from customers in China. Sales to exporting agencies were denominated in RMB, the Company’s functional currency and were accounted for as domestic sales. All long-lived assets are located in China. The following tables set forth our three major customers in each segment:

	For the Three Months Ended
	March 31,
Corn Division :	2014	2013
Chengdu Jindou Animal Nutrition Food Co., Ltd.	4.2%	2.4%
Agribrands (Chengdu) Feed Co., Ltd.	3.7%	3.7%
Chongqing Shuangqiao Zhengda Co. Ltd.	3.6%	2.1%
Top Three Customers as % of Total Gross Sales:	11.5%	8.2%
Grain Division :
Deyufang Innovation Food (Beijing) Co., Ltd.	82.0%	44.5%
Beijing Ya Jin Bo Trading Co. Ltd.	0.7%	1.4%
Shanxi Doukounianhua Biotechnology Co., Ltd.	0.6%	2.1%
Top Three Customers as % of Total Gross Sales	83.3%	48.0%
Bulk Trading Division :
Shanxi Helifeihua Trading Co., Ltd.	48.3%	10.3%
Shenzhen XinJiawang Agricultural By-products development Co. Ltd.	25.3%	6.6%
Yuci Kaiwang Grain and Oil Wholesale Department	19.0%	5.7%
Top Three Customers as % of Total Gross Sales:	92.6%	22.6%

NOTE 18. CONCENTRATION OF CREDIT RISK

As of March 31, 2014 and December 31, 2013, all of the Company’s cash balances in banks were maintained within the PRC where no rule or regulation currently in place to provide obligatory insurance for bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to such risks on its cash balances in banks.

For the three months ended March 31, 2014 and 2013, all of the Company’s sales were generated in the PRC. In addition, all accounts receivable as of December 31, 2013 and December 31, 2012 were due from customers located in the PRC.

For the three months ended March 31, 2014, sales revenue generated from Deyufang Innovation Food (Beijing) Co., Ltd. accounted for 35.0% of the Company's consolidated gross revenue, while there was no single customer accounted for greater than 10% of the Company's consolidated gross revenue for the three months ended March 31, 2013. No single customer accounted for greater than 10% of the Company’s consolidated accounts receivable as of March 31, 2014 and December 31, 2013.

NOTE 19. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases railroad lines, warehouses and offices under operating leases. Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

As of March 31,	Operating Leases
2015	$310,528
2016	180,490
2017	169,230
2018	169,230
2019	169,230
Thereafter	1,147,636
$2,146,344

NOTE 20. SUBSEQUENT EVENTS

Management has considered all events occurring through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2014 have been incorporated into the accompanying consolidated and combined financial statements, and those requiring disclosure have been fully disclosed in accordance with FASB ASC Topic 855, “Subsequent Events”.

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

· Bulk Trading Division –conducts bulk trading through procuring and wholesales of rice, flour, wheat, kidney beans, green beans and other agricultural products. The majority customers of this division include food manufacturers, grain trading companies, wholesalers and governmental procurement agencies in China.

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

Operating revenue for the three months ended March 31, 2014 was $15,573,320, representing a 79.8% decrease from $77,167,714 for the three months ended March 31, 2013. Net loss available to common stockholders for the three months ended March 31, 2014 was $9,418,248, representing a 403.5% decrease from $3,103,052 of net income for the three months ended March 31, 2013.

Our principal office is located in China at Unit 1010, Block B, Huizhi Building, No. 9 Xueqing Road, Haidan District, Beijing, PRC 100085. Our telephone number in China is +(8610)-8273-2870 and our fax number is +(8610)- 8273 2870 x 8518. Our corporate website is www.deyuagri.com (information on our website is not made a part of this Quarterly Report).

Recent Developments

Starting from last year, the corn market experienced a downturn resulted by weak demand from the downstream industries with consecutive increase of output in the past few years in China. The on-going downturn continued to impact our business in 2014. Corn is mainly used as raw material for livestock feeds and deep processed products such as corn starch and ethanol. The demand for corn declined dramatically in 2013. In the first quarter of 2014, the trend continued. Pork price continued to decline, the loss in the livestock industry was enlarged and farmers continued to reduce the livestock raising scale. In addition, deep processed corn industry has been depressed for a few years. A lot of corn deep processing companies have been running under production capacity and have not been profitable. The corn demand from deep processed corn industry was still very low. The Company is undertaking a conservative strategy temporarily in sales development to cope with the weak demand in the market.

The weather in the past winter in Shanxi Province in China was abnormally warm compared to winters of previous years and caused serious damage to our inventories. This badly affected our operations. The Company incurred a substantial gross loss of $5.9 million from the disposal of the damaged corn inventory which mildewed in the first quarter of 2014. The Company has taken effective measures to prevent further mildewing, such as isolating the damaged inventories, continuous and constant drying of the stocks by machines and improving air ventilation of the warehouses. Further damage was stopped under the Company’s imposing strict control measures.

Plan of Operation

We believe that the agriculture sector is still very promising in the long term even though the evolving market conditions in China currently present great challenges. The Company has been undertaking measures to optimize operations, to increase efficiency and to reduce operational costs. At the same time, the Company is continuing its business development initiatives to cultivate the entire value chain concept and develop new business strategies with resources integration through digital platform. We expect these measures, together with new business development, will help us get through this difficult period and restore the growth in the future. And with the implementation of new business strategies and resource consolidation/sharing, we believe that we can compete effectively in the industry under the new emerging market conditions.

As reported in the last Annual Report on 10K that due to certain crucial disagreement with the developer engaged to develop the Company’s digital trading and agriculture service platform, the development contract was suspended as from March 14, 2014.  The Management, without any intention to abandon continuance to develop the digital service platform, is still targeting to complete the development.

Results of Operations for the Three Months Ended March 31, 2014 as Compared to the Three Months Ended March 31, 2013

	For The Three Months Ended
	March 31,
	2014	2013	Change	%
Net revenue
Normal inventory	$12,152,145	$77,167,714	$(65,015,569)	-84.3%
Damaged corn	3,421,175	-	3,421,175	100.0%
Total Net Revenue	15,573,320	77,167,714	(61,594,394)	-79.8%
Cost of goods sold
Normal inventory	(11,553,198)	(68,363,540)	56,810,342	-83.1%
Damaged corn	(9,328,942)	-	(9,328,942)	100.0%
Total Cost of Goods Sold	(20,882,140)	(68,363,540)	47,481,400	-69.5%
Gross Profit	(5,308,820)	8,804,174	(14,112,994)	-160.3%

Selling expenses	(1,098,652)	(3,198,595)	2,099,943	-65.7%
General and administrative expenses	(2,678,029)	(1,882,867)	(795,162)	42.2%
Total Operating Expense	(3,776,681)	(5,081,462)	1,304,781	-25.7%
Operating income (loss)	(9,085,501)	3,722,712	(12,808,213)	-344.1%

Interest income	1,080	8,100	(7,020)	-86.7%
Interest expense	(195,653)	(175,704)	(19,949)	11.4%
Non-operating income (loss)	47,265	813	46,452	5713.7%
Total Other Expense	(147,308)	(166,791)	19,483	-11.7%

Income (loss) before income taxes	(9,232,809)	3,555,921	(12,788,730)	-359.6%
Income taxes	(83,249)	(340,433)	257,184	-75.5%
Net income (loss)	(9,316,058)	3,215,488	(12,531,546)	-389.7%
Net Income (loss) attributable to noncontrolling interests	159	3,619	(3,460)	-95.6%
Net income (loss) attributable to Deyu Agriculture Corp.	(9,315,899)	3,219,107	(12,535,006)	-389.4%
Preferred stock dividends	(102,349)	(116,055)	13,706	-11.8%
Net income (loss) available to common stockholders	$(9,418,248)	$3,103,052	$(12,521,300)	-403.5%

Net Revenue

Our net revenue for the three months ended March 31, 2014 was $15.6 million, a decrease of $61.6 million, or 79.8%, compared to $77.2 million for the three months ended March 31, 2013. This decrease was the combined result of a decrease of $27.1 million in corn sales, a decrease of $5.7 million in grain sales and a decrease of $28.8 million in bulk trading sales. Sales derived from our Corn Division, Grain Division and Bulk Trading Division for the three months ended March 31, 2014 were $8.3 million, $6.7 million and $0.6 million, respectively, accounting for 53.5%, 42.7% and 3.8% of total net revenue, respectively.

The following table breaks down the distribution of our sales volume and amount by division and as a percentage of gross sales:

	For The Three Months Ended March 31,
	2014			2013
	Volume (ton)	Net Revenue	% of total sales	Volume (ton)	Net Revenue	% of total sales	Changes	%
Corn Division
Normal inventory	14,040	$4,909,362	31.5%	96,000	$35,425,984	45.9%	$(30,516,622)	-86.1%
Damaged corn	40,880	3,421,175	22.0%	-	-	-	3,421,175	100.0%
Subtotal	54,920	8,330,537	53.5%	96,000	35,425,984	45.9%	(27,095,447)	-76.5%
Grain Division	4,193	6,652,924	42.7%	8,792	12,361,102	16.0%	(5,708,178)	-46.2%
Bulk Trading Division	674	589,859	3.8%	47,747	29,380,628	38.1%	(28,790,769)	-98.0%
Total	59,787	$15,573,320	100.0%	152,539	$77,167,714	100.0%	$(61,594,394)	-79.8%

Net revenue from our Corn Division for the three months ended March 31, 2014 was approximately $8.3 million, a decrease of $27.1 million, or approximately 76.5%, as compared to $35.4 million for the three months ended March 31, 2013. The decrease was mainly the combined result of a decrease of 42.8% in sales volume and a decrease of 58.9% in the average annual selling price of corn. The decrease was primarily due to a conservative strategy temporarily taken by the Company to cope with the weak demand in the corn market.

Net revenue from our Grain Division for the three months ended March 31, 2014 was approximately $6.7 million, a decrease of $5.7 million, or 46.2%, as compared to $12.4 million for the three months ended March 31, 2013. The decrease was mainly attributable to the reduction in retail sales caused by the deteriorating efficiency of traditional retail sales.

Net revenue from our Bulk Trading Division for the three months ended March 31, 2014 was approximately $0.6 million, a decrease of $28.8 million, or 98.0% as compared to $29.4 million for the three months ended March 31, 2013. This decrease was mainly attributable to a conservative strategy temporarily taken by the Company for bulk trading business.

Cost of Goods Sold

Cost of goods sold mainly consisted of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and packaging costs. Our cost of goods sold was $20.9 million, a decrease of $47.5 million, or 69.5%, as compared to $68.4 million for the three months ended March 31, 2013. This decrease was primarily attributable to the decrease in sales revenue.

Gross Profit (loss)

The following table breaks down the gross profit (loss) and gross margin by division:

	For The Three Months Ended March 31,
	2014			2013
	Gross Profit	% of total Gross Profit	Margin	Gross Profit	% of total Gross Profit	Margin
Corn Division
Normal inventory	$208,900	-3.9%	4.3%	$4,777,809	54.3%	13.5%
Damaged corn	(5,907,766)	111.3%	-172.7%	-	-	-
Subtotal	(5,698,866)	107.3%	-68.4%	4,777,809	54.3%	13.5%
Grain Division	590,091	-11.1%	8.9%	2,598,325	29.5%	21.0%
Bulk Trading Division	(200,045)	3.8%	-33.9%	1,428,040	16.2%	4.9%
Total	$(5,308,820)	100.0%	-34.1%	$8,804,174	100.0%	11.4%

Gross loss for the three months ended March 31, 2014 was $5.3 million, a decrease of $14.1 million, or 160.2%, as compared to gross profit of $8.8 million for the three months ended March 31, 2013. The decrease was a combined result of a decrease in gross profits of $10.5 million in the Corn Division, a decrease of $2.0 million in the Grain Division and a decrease of $1.6 million in the Bulk Trading Division. Our gross margin decreased from 11.4% for the three months ended March 31, 2013 to (34.1%) for the three months ended March 31, 2014. The decrease in gross margin was mainly attributable to the gross loss resulting from the sales of mildewed corn inventory to third parties at prices lower than the cost for the three months ended March 31, 2014.

Gross loss in the Corn Division was $5.7 million for the three months ended March 31, 2014, while gross profit in the Corn Division was $4.8 million for the three months ended March 31, 2013. Gross margin for our Corn Division was (68.4%) for the three months ended March 31, 2014, compared with 13.5% for the three months ended March 31, 2013. The Company incurred gross loss of $5.9 million from the sales of the mildewed corn inventory to third parties at prices lower than the cost for the three months ended March 31, 2014. Taking out the impact of disposal of mildewed corn, gross profit and gross margin from the sales of normal corn was $0.2 million and 4.3%, respectively. Gross margin from the sales of normal corn decreased 938 basis points, which was primarily due to the weak demand from corn downstream industries.

Gross profit in the Grain Division was $0.6 million for the three months ended March 31, 2014, a decrease of $2.0 million or 77.0%, compared to $2.6 million for the three months ended March 31, 2013. The decrease in gross profit in the Grain Division was mainly due the reduction of retail sales and the decline of gross margin. Gross margin for the Grain Division was 9.1% for the three months ended March 31, 2014, which decreased by 1190 basis points from 21.0% for the three months ended March 31, 2013. This decrease in gross margin was primarily due to the increasing cost of raw materials in addition to the reduction in grain retail sales with higher gross margin.

Gross loss in the Bulk Trading Division was $0.2 million, a decrease of $1.6 million or 114.3%, compared to gross profit of $1.4 million for the three months ended March 31, 2013. The decrease in gross profit was due to the decrease of sales volume and gross margin. Gross margin for the Bulk Trading Division was negative 33.9% for the three months ended March 31, 2014, compared to 4.9% for the three months ended March 31, 2013. This decrease was mainly attributable to the market fluctuation in the first quarter of 2014.

Selling Expenses

Selling expenses included expenses of freight, warehousing, handling, distribution, advertising, farmer subsidies, payroll and other expenses. Selling expenses for the three months ended March 31, 2014 were $1.1 million, decreased for $2.1 million, or 65.7% from the $3.2 million for the three months ended March 31, 2013. The decrease was mainly attributable to the decline of freight costs caused by the reduction in sales volume.

General and Administrative Expenses

General and administrative expenses included payroll, professional services, rental, travel, depreciation and amortization, bad debt allowance. General and administrative expenses for the three months ended March 31, 2014 was $2.7 million, an increase of $0.8 million or 42.2% compared to the three months ended March 31, 2013. This increase was primarily due to the increase of allowance for bad debts of account receivables.

Interest Expense

Interest expense for the three months ended March 31, 2014 was $195,653 compared to $175,704 for the three months ended March 31, 2013, an increase of $19,949, or 11.4%. This increase was mainly due to the fluctuation of the balances on loans and their interest rates.

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

Income tax expenses were $83,249 for the three months ended March 31, 2014, a decrease of $257,184 or 75.5%, compared to $340,433 for the three months ended March 31, 2013. Income tax expenses were mainly representing the current income tax expenses derived from Taizihu and Huichun, both of which were subject to the 25% EIT rate. The decrease of the income tax expenses was mainly due to the decline of taxable income in Taizihu and Huichun.

Net Income (Loss)

As a result of the above, we had net loss available to common stockholders of $9.4 million for the three months ended March 31, 2014 compared to a net income of $3.1 million for the three months ended March 31, 2013.

Liquidity and Capital Resources

The following summarizes the key components of our cash flows for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013

Net cash provided by operating activities	$591,164	$9,105,009
Net cash used in investing activities	-	(54,586)
Net cash provided by (used in) financing activities	55,715	(4,999,202)
Effect of exchange rate change on cash and cash equivalents	(37,483)	7,961
Net (decrease) increase in cash and cash equivalents	$609,396	$4,059,182

Net cash provided by operating activities totaled approximately $0.6 million for the three months ended March 31, 2014 and $9.1 million for the three months ended March 31, 2013, a decrease of $8.5 million. This decrease was primarily attributable to the decrease in net income. We incurred $9.4 million of net loss available to common stockholders for the three months ended March 31, 2014, while we earned $3.1 million of net income available to common stockholders for the three months ended March 31, 2013. We reduced $8.5 million of working capital for the three months ended March 31, 2014, compared to a $5.3 million reduction of working capital for the three months ended March 31, 2013.

Net cash used in investing activities for the three months ended March 31, 2014 and 2013 was $0 and $0.01million, respectively. There was no material net cash used in investing activities for the three months ended March 31, 2014 and 2013.

Net cash provided in financing activities for the three months ended March 31, 2014 was $0.01 and net cash used in financing activities for the three months ended March 31, 2013 was $5.0 million. There was no material net cash used in financing activities for the three months ended March 31, 2014, and the cash used in financing activities for the three months ended March 31, 2013 was for the repayment of the loans from related parties.

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

Contractual Obligations

The following table presents the Company’s material contractual obligations as of March 31, 2014:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Bank Loans	$7,269,481	$7,269,481	$-	$-	$-
Operating Lease Obligations	2,146,344	310,528	349,720	338,460	1,147,636
	$9,415,825	$7,580,009	$349,720	$338,460	$1,147,636

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

As of March 31, 2014, the balance of restricted cash of $16,086 represents a pledge for a bank loan of $14,478 (RMB90,000) obtained from Bank of Communications Gongzhufen Sub-branch obtained on December 15, 2013.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis. The balance of allowance for doubtful accounts as of March 31, 2014 and December 31, 2013 were $1,769,803 and $984,717 respectively.

Inventories

The Company's inventories are stated at lower of cost or market. Cost is determined on a moving-average basis. Costs of inventories include purchase and related costs incurred in delivering products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. The balance of reserve for inventory valuation as of March 31, 2014 and December 31, 2013 were $140,315 and $4,603,929, respectively.

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

Long-lived assets

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), "Property, Plant, and Equipment" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. As of March 31, 2014 and December 31, 2013, the balance of impairment of construction-in-progress was $720,732 and $740,102, respectively.

Intangible assets

For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the assets. For the three months ended March 31, 2014, there was no impairment loss of intangible assets. As of March 31, 2014 and December 31, 2013, the balance of impairment of intangible assets was $6,500,368 and $6,675,073, respectively.

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

This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (ASC 820). This Staff Position delays the effective date of SFAS No. 157 (ASC 820) for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 (ASC 820) had no effect on the Company's financial position or results of operations for the three months ended March 31, 2014.

We also analyze all financial instruments with features of both liabilities and equity under ASC 480-10 (formerly SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”) and ASC 815-40 (formerly EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). We have determined ASC 480-10 (formerly SFAS 150) and ASC 815-40 (formerly EITF 00-19) had no material effect on our financial position or results of operations for the three months ended March 31, 2014.

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

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded. The estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. The sales discounts for the three months ended March 31, 2014 and 2013 were not material.

We offer a right of exchange on our grain products sold through our relationships with grocery store networks. The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased. In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes. The returns of our products for the three months ended March 31, 2014 and 2013 were not material.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2014 and 2013 were $30,185 and $56,044 respectively.

Research and development

The Company expenses its research and development costs as incurred. Research and development expenses for the three months ended March 31, 2014 and 2013 were not material.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material effect on the Company’s consolidated financial statements for the three months ended March 31, 2014.

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

Recent pronouncements

No latest amended accounting guidance had material impact on our consolidated financial position or results of operations for the three months ended March 31, 2014.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. At the conclusion of the period ended March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We recently reviewed the Company's overall corporate governance, internal control and financial controls and to deal with the weaknesses on operations of some subsidiaries having noticed, measures have been taken to strengthen the Group’s, including subsidiaries, resources sharing, strategic planning and management of funds. As a standing policy, we shall conduct periodical reviews in the future on the Company’s overall corporate governance and internal control and financial issues.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

DEYU AGRICULTURE CORP.

Signature	Title	Date

/s/ Hong Wang	Acting Chief Executive Officer, Principal Executive Officer	May 12, 2014

/s/ Amy He	Chief Financial Officer, Principal Financial	May 12, 2014
Amy He	and Accounting Officer

-44 -