Form 10-Q
period 2014-06-30
Deyu Agriculture Corp.
filed 2014-08-08
CIK 1467746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

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

As of August 7, 2014, there were 11,031,807 shares outstanding of the registrant’s common stock.

DEYU AGRICULTURE CORP.

FORM 10-Q

JUNE 30, 2014

Item 1. Financial Statements

DEYU AGRICULTURE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$1,375,354	$979,282
Restricted cash	16,120	16,519
Accounts receivable, net	23,566,693	32,326,897
Inventory	7,017,957	15,318,224
Advance to supplier	4,028,999	4,363,298
Prepaid expenses	540,623	1,161,302
Other current assets	143,848	159,948
Total Current Assets	36,689,594	54,325,470

Property, plant, and equipment, net	17,800,311	19,251,051
Construction-in-progress	17,559	-
Long-term Investment	58,676	60,129
Intangible assets, net	7,481,437	7,827,809

Total Assets	$62,047,577	$81,464,459

Liabilities and Equity

Current Liabilities
Short-term loan	$7,284,480	$7,464,856
Accounts payable	2,658,880	8,538,544
Advance from customers	1,962,434	1,990,479
Accrued expenses	1,260,811	1,002,885
Tax payable	116,570	73,790
Preferred stock dividends payable	203,688	247,614
Due to related parties	13,961	14,306
Other current liabilities	285,471	282,179
Total Current Liabilities	13,786,295	19,614,653

Equity
Series A convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 1,844,122 and 2,182,628 shares outstanding, respectively	1,844	2,183
Common stock, $.001 par value; 75,000,000 shares authorized, 11,031,807 and 10,618,266 shares outstanding, respectively	11,032	10,618
Additional paid-in capital	21,466,375	21,225,146
Other comprehensive income	6,475,196	7,897,730
Retained earnings	20,274,455	32,681,588
Total Stockholders' Equity	48,228,902	61,817,265
Noncontrolling Interests	32,380	32,541
Total Equity	48,261,282	61,849,806

Total Liabilities and Equity	$62,047,577	$81,464,459

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue
Normal inventory	$16,962,888	$63,610,101	$29,115,033	$140,777,815
Damaged corn	-	-	3,421,175	-
Total Net Revenue	16,962,888	63,610,101	32,536,208	140,777,815
Cost of goods sold
Normal inventory	(15,364,542)	(57,999,849)	(26,917,740)	(126,363,389)
Damaged corn	-	-	(9,328,942)	-
Total Cost of Goods Sold	(15,364,542)	(57,999,849)	(36,246,682)	(126,363,389)
Gross Profit	1,598,346	5,610,252	(3,710,474)	14,414,426

Selling expenses	(2,200,576)	(4,935,031)	(3,299,228)	(8,133,626)
General and administrative expenses	(2,010,234)	(3,021,371)	(4,688,263)	(4,904,238)
Total Operating Expenses	(4,210,810)	(7,956,402)	(7,987,491)	(13,037,864)
Operating income (loss)	(2,612,464)	(2,346,150)	(11,697,965)	1,376,562

Interest income	879	5,572	1,959	13,672
Interest expense	(195,029)	(227,577)	(390,682)	(403,281)
Non-operating income (loss)	20,697	(1,200,809)	67,962	(1,199,996)
Total Other Expenses	(173,453)	(1,422,814)	(320,761)	(1,589,605)

Income (loss) before income taxes	(2,785,917)	(3,768,964)	(12,018,726)	(213,043)
Income taxes	(100,610)	(185,120)	(183,859)	(525,553)
Net income (loss)	(2,886,527)	(3,954,084)	(12,202,585)	(738,596)
Net loss attributable to noncontrolling interests	148	185	307	3,804
Net income (loss) attributable to Deyu Agriculture Corp.	(2,886,379)	(3,953,899)	(12,202,278)	(734,792)
Preferred stock dividends	(102,505)	(117,368)	(204,854)	(233,423)
Net income (loss) available to common stockholders	(2,988,884)	(4,071,267)	(12,407,132)	(968,215)
Foreign currency translation gain	22,809	1,045,132	(1,422,389)	1,333,734
Comprehensive income (loss)	(2,966,075)	(3,026,135)	(13,829,521)	365,519
Other comprehensive income (loss) attributable to noncontrolling interests	(64)	(384)	(145)	9,865
Comprehensive income (loss) attributable to Deyu Agriculture Corp.	$(2,966,139)	$(3,026,519)	$(13,829,666)	$375,384

Net income (loss) attributable to common stockholders per share - basic	$(0.26)	$(0.38)	$(1.14)	$(0.09)
Net income (loss) attributable to common stockholders per share - diluted	(0.26)	(0.38)	(1.14)	(0.09)
Weighted average number of common shares outstanding - basic	11,026,091	10,618,266	10,910,557	10,632,189
Weighted average number of common shares outstanding - diluted	11,026,091	10,618,266	10,910,557	10,632,189

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Six Months Ended
	June 30,
	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) available to common stockholders	$(12,407,132)	$(968,215)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation & amortization	1,149,597	1,195,722
Bad debt expenses	1,306,811	-
Write-off of allowance for doubtful accounts	(441,664)	-
Share-based compensation	1,192	43,039
Preferred stock dividends accrued	204,854	233,423
Common stocks issued for services	-	(57,200)
Noncontrolling interests	(307)	(3,804)
Decrease (increase) in current assets:
Accounts receivable	7,169,148	7,261,186
Related-parties trade receivable	43,615	356,446
Inventories	7,975,509	4,820,912
Advance to suppliers	230,177	(9,648,449)
Prepaid expense and other current assets	557,082	943,714
Increase (decrease) in liabilities:
Accounts payable	(5,705,809)	(2,787,907)
Advance from customers	13,031	1,287,414
Accrued expense and other liabilities	344,591	(456,788)
Net cash provided by operating activities	440,695	2,219,493

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of machinery and equipment	(898)	(193,003)
Construction and remodeling of factory and warehouses	(17,659)	(92,473)
Net cash used in investing activities	(18,557)	(285,476)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (repayment) of short-term loans from related parties	-	343,616
Net repayment from short-term loans from bank and others	-	379,773
Cash released from restriction for credit line of bank loans	-	319,931
Net cash provided by financing activities	-	1,043,320

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(26,066)	99,070

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	396,072	3,076,407
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	979,282	4,937,279
CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,375,354	$8,013,686

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$139,041	$586,307
Interest paid	$210,681	$402,649
NONCASH INVESTING AND FINANCING ACTIVITIES:
Construction completed and transferred to property, plant, and equipment	$-	$767,494

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

Consolidation Scope:

Details of our subsidiaries subject to consolidation are as follows:

	Domicile and		Percentage
	Date of	Registered	of
Name of Subsidiary	Incorporation	Capital	Ownership	Principal Activities
City Zone Holdings Limited ("City Zone")	British Virgin Islands, July 27, 2009	$20,283,581	100%	Holding company of Most Smart

Most Smart International Limited ("Most Smart")	Hong Kong, March 11, 2009	$1	100%	Holding company of Shenzhen Redsun

Redsun Technology (Shenzhen) Co., Ltd. ("Shenzhen Redsun")	The PRC, August 20, 2009	$30,000	100%	Holding company of Shenzhen JiRuHai, Taizihu and Huichun

Shenzhen JiRuHai Technology Co., Ltd.("Shenzhen JiRuHai")	The PRC, August 20, 2009	$14,638	100%	Holding company of Beijing Detian Yu

Detian Yu Biotechnology (Beijing) Co., Ltd. ("Detian Yu")	The PRC, November 30, 2006	$7,637,723	100%	Wholesale distribution of simple-processed and deep-processed packaged food products and staple food. Holding company of the following first five entities.

JinzhongDeyu Agriculture Trading Co., Ltd. ("JinzhongDeyu")	The PRC, April 22, 2004	$1,492,622	100%	Organic grains preliminary processing and wholesale distribution.

JinzhongYongcheng Agriculture Trading Co., Ltd. ("JinzhongYongcheng")	The PRC, May 30, 2006	$1,025,787	100%	Corns preliminary processing and wholesale

JinzhongYuliang Agriculture Trading Co., Ltd. ("JinzhongYuliang")	The PRC, March 17, 2008	$13,963,243	100%	Corns preliminary processing and wholesale distribution.

Tianjin Guandu Food Co., Ltd. ("Tianjin Guandu") *	The PRC, June 21, 2011	$1,544,497	100%	Wholesale distribution of simple-processed and deep-processed packaged food products and staple food.

HebeiYugu Grain Co., Ltd. ("HebeiYugu")	The PRC, July 25, 2011	$1,563,824	70%	Wholesale distribution of grain products and operating or acting as an agent of import & export business for grain products.

Shanxi Taizihu Food Co., Ltd. (“Taizihu”)	The PRC, July 27, 2003	$1,208,233	100%	Producing and selling fruit beverages and soybean products.

Shanxi HuiChun Bean Products Co., Ltd. (“Huichun”)	The PRC, September 2, 2007	$2,636,192	100%	Producing and selling fruit beverages and soybean products.

Jilin Jinglong Agriculture Development Limited (“Jinglong”)	The PRC, October 10, 2012	$3,152,138	99%	Procurement, storage and sales of corn and grain.

*	Tianjin Guandu completed the deregistration procedure with the Tianjin Industrial and Commercial Bureau on May 28, 2014.

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

As of June 30, 2014, the balance of restricted cash of $16,120 represents a pledge for a bank loan of $14,508 (RMB90, 000) obtained from Bank of Communications Gongzhufen Sub-branch on December 15, 2013.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis. The Company wrote off $441,664 of allowance for doubtful accounts for the period ended June 30, 2014 as a result of incentives offered to customers for accelerating collections of accounts receivable. The balance of allowance for doubtful accounts as of June 30, 2014 and December 31, 2013 was $1,811,646 and $984,717 respectively.

Inventories

The Company's inventories are stated at lower of cost or market. Cost is determined on a moving-average basis. Costs of inventories include purchase and related costs incurred in delivering products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. The balance of reserve for inventory valuation as of June 30, 2014 and December 31, 2013 was $140,604 and $4,603,929, respectively.

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

Long-lived assets

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), "Property, Plant, and Equipment" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. As of June 30, 2014 and December 31, 2013, the balance of impairment of construction-in-progress was $766,912 and $740,102, respectively.

Intangible assets

For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the assets. For the six months ended June 30, 2014, there was no impairment loss of intangible assets. As of June 30, 2014 and December 31, 2013, the balance of impairment of intangible assets was $6,513,780 and $6,675,073, respectively.

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

This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (ASC 820). This Staff Position delays the effective date of SFAS No. 157 (ASC 820) for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 (ASC 820) had no effect on the Company's financial position or results of operations for the six months ended June 30, 2014.

We also analyze all financial instruments with features of both liabilities and equity under ASC 480-10 (formerly SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”) and ASC 815-40 (formerly EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). We have determined ASC 480-10 (formerly SFAS 150) and ASC 815-40 (formerly EITF 00-19) had no material effect on our financial position or results of operations for the six months ended June 30, 2014.

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

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded. The estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. The sales discounts for the six months ended June 30, 2014 and 2013 were not material.

We offer a right of exchange on our grain products sold through our relationships with grocery store networks. The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased. In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes. The returns of our products for the six months ended June 30, 2014 and 2013 were not material.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the six months ended June 30, 2014 and 2013 were $211,382 and $128,897, respectively.

Research and development

The Company expenses its research and development costs as incurred. Research and development expenses for the six months ended June 30, 2014 and 2013 were not material.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material effect on the Company’s consolidated financial statements for the six months ended June 30, 2014.

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

In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers”. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30,	December 31,
	2014	2013
Accounts receivable	$25,378,338	$33,311,614
Less: Allowance for doubtful accounts	(1,811,646)	(984,717)
Accounts receivable, net	$23,566,693	$32,326,897

NOTE 6. INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
	2014	2013
Raw materials	$549,263	$1,020,486
Work in process	70,184	49,717
Finished goods	5,822,433	17,752,203
Supplies	716,681	1,099,747
Reserve for inventory valuation	-140,604	-4,603,929
Total Inventory	$7,017,957	$15,318,224

The balance of reserve for inventory valuation as of June 30, 2014 and December 31, 2013 was $140,604 and $4,603,929 respectively.

NOTE 7. PREPAID EXPENSES

Prepaid expenses consisted of the following:

	June 30,	December 31,
	2014	2013
Deductible value-added taxes (VAT)	$360,139	$356,876
Prepaid rent	124,926	368,827
Prepaid other expenses	55,558	435,599
Total	$540,623	$1,161,302

NOTE 8. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	June 30,	December 31,
	2014	2013
Automobiles	$1,022,465	$1,046,542
Buildings	17,073,876	17,480,188
Office equipment	987,553	1,012,007
Machinery and equipment	8,167,013	8,386,357
Furniture and fixtures	111,635	114,398
Total cost	27,362,542	28,039,492
Less: Accumulated depreciation	(9,562,231)	(8,788,441)
Property, plant, and equipment, net	$17,800,311	$19,251,051

The buildings owned by the Company located in Jinzhong and Quwo in Shanxi Province, China are used for production, warehousing and offices for our corn and grains business.

As of June 30, 2014, $5.7 million (RMB 35.2 million) of buildings, machinery and equipment owned by the Taizihu Group were pledged as collateral for short-term bank loans.

Depreciation expense for the six months ended June 30, 2014 and 2013 was $1,018,254 and $994,846, respectively.

NOTE 9. CONSTRUCTION-IN-PROGRESS

Construction-in-progress amounted to $17,559 as of June 30, 2014 and mainly represents payment on the construction of a new bean-based products production line in Huichun.

NOTE 10. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2014	2013
Land use rights	$15,148,621	$14,698,916
Software-ERP System and B2C platform	7,619	1,081,531
Less: Accumulated amortization	(1,161,022)	(1,277,565)
Impairment loss	(6,513,780)	(6,675,073)
Total	$7,481,437	$7,827,809

According to government regulations of the PRC, the PRC Government owns all land. The Company owns the land use rights of farmland and industrial land.

JingzhongDeyu, one of the Company-owned land use rights of the 17,000 acres of farmlands in Jinzhong, Shanxi Province. There is no active market for trading of land use rights of those farmlands and the Company could not assess the fair market value of the land use rights based on quoted prices in active markets. The Company assessed fair value of the land use rights based on discounted cash flow and determined that it was less than the carrying value. The balance of impairment of farmland use rights as of June 30, 2014 and December 31, 2013 was $5,691,860 and $5,832,800, respectively. As of June 30, 2014, the original value of the land use rights of the farmland was $7,047,010 and was written-down to $1,278,577.

The Company determined the ERP system and B2C platform owned by JingzhongDeyu for retail sales of the Grain Division was not applicable for its current business operations due to the reduction of retail sales. The balance of impairment of ERP system and B2C platform as of June 30, 2014 and December 31, 2013 was $722,219 and $740,102, respectively. As of June 30, 2014, the carrying value of ERP system and B2C platform was $722,219 and was written down to $0.

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

As of June 30, 2014, $3,893,212 (RMB 24 million) of the land use right owned by Taizihu Group was pledged as collateral for short-term bank loans.

Amortization expense of the intangible assets for the six months ended June 30, 2014 and 2013 was $131,343 and $200,876, respectively.

NOTE 11. SHORT-TERM LOANS

Short-term loans consisted of the following:

	June 30,	December 31,
	2014	2013

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate based on six-month to one-year loan interest rate released by
The People's Bank of China.
The actual interest rates as of June 30, 2014 and December 31, 2013 were 6.00% and the past-due interest rate was 7.8%.
The term of the loan started from August 14, 2012 with maturity date on August 13, 2013. The loan was obtained by Taizihu and pledged by its buildings and land use right.
On July 31, 2013 the loan was repaid for $65,359 (or RMB400,000).
As of June 30, 2014, the loan balance was $2,353,472 (or RMB14,600,000).
As of the date of this filing, the Company has been in negotiation with the lender on renewal of the loan. The Company is not currently able to predict the probability of the success on the renewal and will repay the loan immediately if the loan cannot be renewed.	$2,353,472	$2,411,748

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate, based on six-month to one-year loan interest rate released by
The People's Bank of China.
The actual interest rates as of June 30, 2014 and December 31, 2013 were 6.0% and the past-due interest rate was 7.8%.
The term of the loan started from September 18, 2012 with maturity date on September 17, 2013. The loan was obtained by Taizihu and pledged by its buildings and land use right.
As of the date of this filing, the Company has been in negotiation with the lender on renewal of the loan. The Company is not currently able to predict the probability of the success on the renewal and will repay the loan immediately if the loan cannot be renewed.	1,450,771	1,486,694

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd.,
bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The
actual interest rates as of June 30, 2014 were 15.084%.
The term of the loan started from September 6, 2013 with maturity date on August 22, 2014. The loan was obtained by JinzhongYongcheng and guaranteed by YuciJinmao Food Processing Factory, a related party,
for a period of two years starting from August 23, 2014.	1,370,172	1,404,100

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd.,
bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The
actual interest rates as of June 30, 2014 were 15.084%.
The term of the loan started from September 6, 2013 with maturity date on August 22, 2014. The loan was obtained by JinzhongYuliang and guaranteed by YuciJinmao Food Processing Factory, a related party,
for a period of two years starting from August 23, 2014.	1,370,172	1,404,100

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate, based on six-month to one-year loan interest rate released by
The People's Bank of China.
The actual interest rate as of June 30, 2014 was 6.0% and the past-due interest rate was 7.8%.
The term of the loan started from January 4, 2013 with maturity date on January 3, 2014. The loan was obtained by Taizihu and pledged by its buildings and land use right.
As of the date of this filing, the Company has been in negotiation with the lender on renewal of the loan. The Company is not currently able to predict the probability of the success on the renewal and will repay the loan immediately if the loan cannot be renewed.	725,385	743,347

Bank loan payable to Bank of Communications Gongzhufen subbranch, bearing interest at a fix rate of prime rate, of which prime rate was based on one-year loan interest rate released by The People's Bank of China. The
actual interest rate as of June 30, 2014 was 6.0%.
The term of the loan started from December 15, 2013 with maturity
date on December 16, 2014. The loan was obtained by Detian Yu.	14,508	14,867

Total	$7,284,480	$7,464,856

NOTE 12. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
	2014	2013
Accrued VAT and other taxes	$483,535	$261,714
Accrued payroll	185,891	167,046
Others	591,385	574,125
Total	$1,260,811	$1,002,885

NOTE 13. INCOME TAXES

United States

Deyu Agriculture Corp. is incorporated in the State of Nevada in the United States of America and is subject to the U.S. federal and state taxation. No provision for income taxes have been made as the Company has no taxable income in the U.S. The applicable income tax rate for the Company for the six months ended June 30, 2014 and 2013 was 34%. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

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

The provision for income taxes on income consisted of the following for the six months ended June 30, 2014 and 2013:

	For the Six Months Ended
	June 30,
	2014	2013
Current income tax expense (benefit)
U.S.	$-	$-
PRC	183,859	525,553
Total current expense (benefit)	$183,859	$525,553

Deferred income tax expense (benefit)
U.S.	$-	-
PRC	-	-
Income tax expense (benefit)	$183,859	$525,553

The following is a reconciliation of the statutory tax rate to the effective tax rate for the six months ended June 30, 2014 and 2013:

	For The Six Months Ended
	June 30,
	2014	2013
Expected U.S. income tax expense	34.0%	34.0%
Increase (decrease) in taxes resulting from:
Tax-exempt income	-33.0%	-13.9%
Foreign tax differential	0.0%	-55.8%
Change in valuation allowance	2.5%	-452.6%
Intercompany elimination	0.0%	242.8%
Other	-5.0%	-1.2%
Income tax expense	-1.5%	-246.7%

Significant components of the Company’s net deferred tax assets as of June 30, 2014 and December 31, 2013 are presented in the following table:

	June 30,	December 31,
	2014	2013
Deferred tax assets
Net operating loss carryforwards (NOL)	$5,359,837	$5,090,602
Share-based compensation	406,890	435,844
Others	438,137	440,331
Total	6,204,864	5,966,777
Less: Valuation allowance	(6,204,864)	(5,966,777)
Total deferred tax assets, net	$-	$-

As of June 30, 2014, the Company accrued a 100% valuation allowance on its deferred tax assets based on the assessment on the probability of future reversion.

NOTE 14. NET INCOME (LOSS) PER SHARE

Reconciliation of the basic and diluted net income (loss) per share was as follows:

	Amounts	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Six Months ended June 30, 2014:
Net income (loss) attributable to common stockholders - basic	$(12,407,132)	10,910,557	$(1.14)
Preferred dividends applicable to convertible preferred stocks	-	-
Net income (loss) attributable to common stockholders - diluted	$(12,407,132)	10,910,557	$(1.14)

For the Six Months ended June 30, 2013:
Net income attributable to common stockholders - basic	$(968,215)	10,632,189	$(0.09)
Preferred dividends applicable to convertible preferred stocks	-	-
Net income attributable to common stockholders - diluted	$(968,215)	10,632,189	$(0.09)

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

On May 10, 2010, we closed on the second and final round of the private placement offering for the issuance and sale of 589,689 Units, consisting of 589,689 shares of Series A convertible preferred stock and 235,883 five-year Series A Warrants with an exercise price of $ 5.06 per share, to certain Investors for total gross proceeds of $2,594,607.

We raised an aggregate amount of $10,805,750 in the offering in two closing events. As of the final closing, we had 9,999,999 shares of common stock issued and outstanding. In connection with the offering, we issued a total of 2,455,863 shares of Series A convertible preferred shares and 982,362 Series A Warrants to the investors. Additionally, the Placement Agent received 171,911 warrants.

Common Stock

As of the final closing of the Private Placement, we had 9,999,999 shares of common stock issued and outstanding. Between the final closing of the Private Placement and June 30, 2014, an aggregate of 951,808 shares of Series A convertible preferred stock were converted into 951,808 shares of common stock, and 80,000 common stocks were issued. As of June 30, 2014, the total number of shares of common stock issued and outstanding was 11,031,807 shares.

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

As of June 30, 2014, an aggregate of 951,808 shares of Series A Preferred were converted into 951,808 shares of common stock and an aggregate of 403,458 shares of Series A Preferred were issued as dividends to the shareholders of Series A Preferred. As of June 30, 2014, the total number of shares of Series A Preferred issued and outstanding was 1,844,182 shares.

For the six months ended June 30, 2014 and 2013, the Company recorded $204,854 and $233,423 in preferred dividend expenses, respectively.

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

These fair values were necessary to develop relative fair value calculation for allocations of certain elements of the financing arrangement, principally proceeds and the related direct financing costs. The following tables reflect assumptions used to determine the fair value of the Series A Preferred:

		Series A	Series A
	Fair Value	Preferred	Preferred
	Hierarchy	April 27,	May 10,
	Level	2010	2010
Indexed common shares		1,866,174	589,689

Components of fair value:
Common stock equivalent value		$6,631,403	$2,083,094
Dividend feature		659,821	209,439
		$7,291,224	$2,292,533

Significant assumptions:
Common stock price	3	3.55	3.53
Horizon for dividend cash flow projection	3	2.00	2.00
Weighted average cost of capital ("WACC")	3	15.91%	15.55%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. There were no level 1 inputs.

(2)	Level 2 inputs are significant other observable inputs. There were no level 2 inputs.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety.

•	Stock price- Given that management did not believe our trading market price was indicative of the fair value of our common stock at the measurement date, the common stock price value was derived implicitly from an iterative process based upon the assumption that the consideration of the Private Placement was the result of an arm’s length transaction. The Private Placement was composed of shares of Series A Preferred and Series A Warrants which were both indexed to our common stock; accordingly, we used an iterative process to determine the value of our common stock in order for the fair value of the Series A Preferred and Series A Warrants to equal the amount of consideration received in the Private Placement.

•	Dividend horizon- We estimated the horizon for dividend payment at 2 years.

•	WACC- The rates utilized to discount the cumulative dividend cash flows to their present values were based on a weighted average cost of capital of 18.94 % and 18.60%, as of April 27, 2010 and May 10, 2010, respectively. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require in an investment in companies similar in size and operating in similar markets as Deyu Agriculture Corp. The cost of equity was determined using a build-up method which begins with a risk free rate and adds expected risk premiums designed to reflect the additional risk of the investment. Additional premiums or discounts related specifically to us and the industry are also added or subtracted to arrive at the final cost of equity rate. The cost of debt was determined based upon available financing terms.

•	Significant inputs and assumptions underlying the model calculations related to the warrant valuations are as follows:

The following tables reflect assumptions used to determine the fair value of the Series A Warrants:

	Fair Value	April 27, 2010		May 10, 2010
	Hierarchy	Investor	Agent	Investor	Agent
	Level	warrants	warrants	warrants	Warrants

Indexed shares		746,479	130,632	235,883	41,279
Exercise price		5.06	4.84	5.06	4.84

Significant assumptions:
Stock price	3	3.55	3.55	3.53	3.53
Remaining term	3	5 years	5 years	5 years	5 years
Risk free rate	2	2.39%	2.39%	2.24%	2.24%
Expected volatility	2	45.25%	45.25%	45.47%	45.47%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	There were no Level 1 inputs.

(2)	Level 2 inputs include:

•	Risk-free rate- This rate is based on publicly-available yields on zero-coupon U.S. Treasury securities with remaining terms to maturity consistent with the remaining contractual term of the Series A Warrants.

•	Expected volatility- We did not have a historical trading history sufficient to develop an internal volatility rate for use in the model. As a result, we have used a peer approach wherein the historical trading volatilities of certain companies with similar characteristics as ours and who had a sufficient trading history were used as an estimate of our volatility. In developing this model, no one company was weighted more heavily than another.

(3)	Level 3 inputs include:

•	Stock price- Given that management did not believe our trading market price was indicative of the fair value of our common stock at the measurement date, the stock price was determined implicitly from an iterative process based upon the assumption that the consideration of the Private Placement was the result of an arm’s length transaction.

•	Remaining term- We do not have a history to develop the expected term for our warrants. Accordingly, we have used the contractual remaining term in our calculations.

The following is a summary of the status and activity of warrants outstanding as of June 30, 2014:

Outstanding Warrants
Exercise Price	Number of Warrants	Average Remaining Contractual Life
$5.06	982,362	0.82 years
$4.84	171,911	0.82 years
Total	1,154,273

NOTE 16. SHARE-BASED COMPENSATION

As of June 30, 2014, the Company had one share-based compensation plan as described below. The compensation cost that had been charged against income for the plan was $1,182 and $43,039 for the six months ended June 30, 2014 and 2013, respectively. The related income tax benefit recognized was $414 and $14,633 for the six months ended June 30, 2014 and 2013, respectively. A 100 % valuation allowance was assessed against the deferred tax assets derived from such tax benefit as of June 30, 2014 and 2013.

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

A summary of option activity under the Plan as of June 30, 2014, and changes during the six months ended June 30, 2014 are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding as of January 1, 2014	750,000	$3.14
Granted	-	$-
Exercised	-	$-
Forfeited	(80,000)	$4.40
Outstanding as of June 30, 2014	670,000	$2.99	3.51 years	$537,202
Exercisable as of June 30, 2014	620,000	$2.88	3.52 years	$533,629
Vested and expected to vest (1)	670,000	$2.99	3.51 years

(1)         Includes vested shares and unvested shares after a forfeiture rate is applied.

A summary of the status of the Company’s unvested shares as of June 30, 2014, and changes during the six months ended June 30, 2014, is presented below:

		Weighted-
		Average
		Grant-
		Date Fair
Unvested Shares	Shares	Value
Unvested as of January 1, 2014	50,000	$3,573
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested as of June 30, 2014	50,000	$3,573

NOTE 17. RELATED PARTY TRANSACTIONS

Due to related parties

	June 30,	December 31,
	2014	2013

Due to Mr. He Hao	$13,961	$14,306
Total	$13,961	$14,306

Mr. Hao He is the former shareholder of Huichun and Taizihu. Mr. WenjunTian, the former President and Director of the Company is the Executive Director of Jinshang International Finance Leasing Co., Ltd.

Guarantees

As of June 30, 2014, YuciJinmao Food Processing Factory, of which the legal representative is JunlianZheng, the wife of Junde Zhang, the Vice President of the Company, provided guarantees on short-term loans obtained by JinzhongYongcheng and JinzhongYuliang.

NOTE 18. SEGMENT REPORTING

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

For the six months ended	Corn	Grain	Bulk Trading
June 30, 2014	Division	Division	Division	Others	Total
Revenues from external customers	$16,793,595	$15,159,046	$583,567		$32,536,208
Loss on inventory valuation reserve
Intersegment revenues	-	-	-	-	-
Interest revenue	1,196	525	150	87	1,959
Interest expense	(210,244)	(180,001)	-	(438)	(390,682)
Net interest (expense) income	(209,048)	(179,476)	150	(350)	(388,723)
Depreciation and amortization	(290,267)	(755,118)	(2,326)	(101,886)	(1,149,597)
Noncontrolling interest	-	-	-	307	307
Segment net profit (loss)	(9,501,165)	(693,669)	(747,339)	(1,260,412)	(12,202,585)

For the three months ended	Corn	Grain	Bulk Trading
June 30, 2014	Division	Division	Division	Others	Total
Revenues from external customers	$8,463,058	$8,499,830	$-	$-	$16,962,888
Loss on inventory valuation reserve	-	-	-	-	-
Intersegment revenues	-	-	-	-	-
Interest revenue	502	312	33	32	879
Interest expense	(105,193)	(89,620)	-	(216)	(195,029)
Net interest (expense) income	(104,692)	(89,308)	33	(185)	(194,151)
Depreciation and amortization	(141,695)	(353,533)	(1,150)	(50,573)	(546,951)
Noncontrolling interest	-	-	-	148	148
Segment net profit (loss)	(1,756,995)	(436,142)	(68,550)	(624,840)	(2,866,527)

For the six months ended	Corn	Grain	Bulk Trading
June 30, 2013	Division	Division	Division	Others	Total
Revenues from external customers	$71,123,730	$22,739,314	$46,914,771	$-	$140,777,815
Loss on inventory valuation reserve
Intersegment revenues	-	-	-	-	-
Interest revenue	5,999	2,089	5,300	284	13,672
Interest expense	(209,503)	(142,556)	(51,222)		(403,281)
Net interest (expense) income	(203,504)	(140,467)	(45,922)	284	(389,609)
Depreciation and amortization	(259,086)	(830,360)	(1,856)	(104,420)	(1,195,722)
Noncontrolling interest	-	-	-	3,804	3,804
Segment net profit (loss)	539,287	1,748,091	607,715	(3,633,689)	(738,596)

For the three months ended	Corn	Grain	Bulk Trading
June 30, 2013	Division	Division	Division	Others	Total
Revenues from external customers	$35,697,746	$10,378,212	$17,534,143	$-	$63,610,101
Loss on inventory valuation reserve	-	-			-
Intersegment revenues		-	-	-
Interest revenue	2,225	1,354	1,939	54	5,572
Interest expense	(124,226)	(78,198)	(25,153)	-	(227,577)
Net interest (expense) income	(122,001)	(76,844)	(23,214)	54	(222,005)
Depreciation and amortization	(137,237)	(395,211)	(1,164)	(62,695)	(596,307)
Noncontrolling interest	-	-	-	185	185
Segment net profit (loss)	(1,389,995)	565,116	(357,732)	(2,771,473)	(3,954,084)

Since April 2014, our grain business includes direct exporting the organic bean-based products to countries including the U.S., Australia, Canada, Israel, and Denmark. The export businesses were denominated in US Dollar. All long-lived assets are located in China. The following tables set forth our three major customers in each segment:

	For the Six Months Ended
	June 30,
Corn Division :	2014	2013
ShuangliuZhengda Co., Ltd.	8.6%	3.5%
Guangdong Wen’s poultry Co., Ltd.	5.5%	0.9%
Chengdu Golden bean Animal Nutrition Food Co., Ltd.	3.6%	4.2%
Top Three Customers as % of Total Gross Sales:	17.7%	8.6%

Grain Division :
Deyufang Innovation Food (Beijing) Co., Ltd.	71.3%	48.3%
Ethical Food SA	14.1%	0.0%
YuciKaiwang Grain and oil wholesale Department	1.0%	0.0%
Top Three Customers as % of Total Gross Sales	86.4%	48.3%

Bulk Trading Division :
Shanxi Helifeihua Trading Co., Ltd.	48.3%	12.3%
Shenzhen XinJiawang Agricultural By-products development Co. Ltd.	25.3%	4.2%
YuchiKaiwang Grain and Oil Wholesale Department	19.0%	7.7%
Top Three Customers as % of Total Gross Sales:	92.6%	24.4%

NOTE 19. CONCENTRATION OF CREDIT RISK

As of June 30, 2014 and December 31, 2013, all of the Company’s cash balances in banks were maintained within the PRC where no rule or regulation currently in place to provide obligatory insurance for bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to such risks on its cash balances in banks.

For the six months ended June 30, 2014 and 2013, the sales generated from oversea countries were $2,132,099 and $0, respectively. The accounts receivable as of June 30, 2014 and December 31, 2013 that were due from customers located outside of China was $669,878 and $0, respectively.

For the six months ended June 30, 2014, sales revenue generated from Deyufang Innovation Food (Beijing) Co., Ltd. accounted for 33.3% of the Company's consolidated gross revenue, while there was no single customer that accounted for greater than 10% of the Company's consolidated gross revenue for the six months ended June 30, 2013. As of June 30, 2014 the account receivable due from Deyufang Innovation Food (Beijing) Co., Ltd. accounted for 10.0% of the Company’s consolidated accounts receivable, while no single customer accounted for greater than 10% of the Company’s consolidated accounts receivable as of December 31, 2013.

NOTE 20. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases railroad lines, warehouses and offices under operating leases. Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

As of June 30,	Operating Leases
2015	$271,184
2016	176,027
2017	169,579
2018	169,579
2019	169,579
Thereafter	987,034
$1,942,982

NOTE 21. SUBSEQUENT EVENTS

Management has considered all events occurring through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2014 have been incorporated into the accompanying consolidated and combined financial statements, and those requiring disclosure have been fully disclosed in accordance with FASB ASC Topic 855, “Subsequent Events”.

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

Operating revenue for the six months ended June 30, 2014 was $32,536,208, representing a 76.9% decrease from $140,777,815 for the six months ended June 30, 2013. Net loss available to common stockholders for the six months ended June 30, 2014 was $12,407,132, representing an increase of $11,438,917 from $968,215 of net loss for the six months ended June 30, 2013.

Our principal office is located in China at Unit 1010, Block B, Huizhi Building, No. 9 Xueqing Road, Haidian District, Beijing, PRC 100085. Our telephone number in China is +(8610)-8273-2870 and our fax number is +(8610)- 8273 2870 x 8518. Our corporate website is www.deyuagri.com (information on our website is not made a part of this Quarterly Report).

Recent Developments

Corn is mainly used as raw material for livestock feeds and deep processed products such as corn starch and ethanol. Starting from last year, the corn market experienced a downturn resulted by weak demand from the downstream industries with consecutive increase of output in the past few years in China. The on-going downturn continued to impact our business in 2014, for the demand of corn continued to be weak. In order to stabilize the market, Chinese government started to implement some measures in the second quarter, including government procurement and providing subsidies to downstream manufacturers. The market showed some fluctuation and the average sales prices in the second quarter had a slight increase. The Company is still undertaking a conservative strategy of reducing the sales volume temporarily.

The weather during the past winter in Shanxi Province in China was abnormally warm compared to winters of previous years and has caused serious damage to our inventories. This badly affected our operations. The Company incurred a substantial gross loss of $5.9 million from the disposal of the damaged corn inventory which mildewed in the first quarter of 2014. The Company has taken effective measures to prevent further mildewing, such as isolating the damaged inventories, continuous and constant drying of the stocks by machines and improving air ventilation of the warehouses. Further damage was stopped under the Company’s imposing strict control measures.

Plan of Operation

The demand in the corn market showed some signs of recovery in the second quarter, but it still need time to get full recovery, for the demand from livestock feed companies was still week and deep processed corn companies have been running in red for several years. However, we still believe that the agriculture sector is still very promising in the long term even though the evolving market conditions in China currently present great challenges.

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

Results of Operations for the Three Months Ended June 30, 2014 as Compared to the Three Months Ended June 30, 2013

	For The Three Months Ended
	June 30,
	2014	2013	Change	%
Net revenue
Normal inventory	$16,962,888	$63,610,101	$(46,647,213)	-73.3%
Damaged corn	-	-	-	100.0%
Total Net Revenue	16,962,888	63,610,101	(46,647,213)	-73.3%
Cost of goods sold
Normal inventory	(15,364,542)	(57,999,849)	42,635,307	-73.5%
Damaged corn	-	-	-	100.0%
Total Cost of Goods Sold	(15,364,542)	(57,999,849)	42,635,307	-73.5%
Gross Profit	1,598,346	5,610,252	(4,011,906)	-71.5%

Selling expenses	(2,200,576)	(4,935,031)	2,734,455	-55.4%
General and administrative expenses	(2,010,234)	(3,021,371)	1,011,137	-33.5%
Total Operating Expense	(4,210,810)	(7,956,402)	3,745,592	-47.1%
Operating income (loss)	(2,612,464)	(2,346,150)	(266,314)	11.4%

Interest income	879	5,572	(4,693)	-84.2%
Interest expense	(195,029)	(227,577)	32,548	-14.3%
Non-operating income (loss)	20,697	(1,200,809)	1,221,506	-101.7%
Total Other Expense	(173,453)	(1,422,814)	1,249,361	-87.8%

Income (loss) before income taxes	(2,785,917)	(3,768,964)	983,047	-26.1%
Income taxes	(100,610)	(185,120)	84,510	-45.7%
Net income (loss)	(2,886,527)	(3,954,084)	1,067,557	-27.0%
Net Income (loss) attributable to noncontrolling interests	148	185	(37)	-20.0%
Net income (loss) attributable to Deyu Agriculture Corp.	(2,886,379)	(3,953,899)	1,067,520	-27.0%
Preferred stock dividends	(102,505)	(117,368)	14,863	-12.7%
Net income (loss) available to common stockholders	$(2,988,884)	(4,071,267)	$1,082,383	-26.6%

Net Revenue

Our net revenue for the three months ended June 30, 2014 was $17.0 million, a decrease of $46.6 million, or 73.3%, compared to $63.6 million for the three months ended June 30, 2013. This decrease was the combined result of a decrease of $27.2 million in corn sales, a decrease of $1.9 million in grain sales and a decrease of $17.5 million in bulk trading sales. Sales derived from our Corn Division, Grain Division and Bulk Trading Division for the three months ended June 30, 2014 were $8.5 million, $8.5 million and $0 million, respectively, accounting for 49.9%, 50.1% and 0% of total net revenue, respectively.

The following table breaks down the distribution of our sales volume and amount by division and as a percentage of gross sales:

	For The Three Months Ended June 30,
	2014			2013
	Volume (ton)	Net Revenue	% of total sales	Volume (ton)	Net Revenue	% of total sales	Changes	%
Corn Division
Normal inventory	24,600	$8,463,058	49.9%	100,620	$35,697,746	56.1%	$(27,234,688)	-76.3%
Damaged corn	-	-	-	-	-	-	-	-
Subtotal	24,600	8,463,058	49.9%	100,620	35,697,746	56.1%	(27,234,688)	-76.7%
Grain Division	4,333	8,499,830	50.1%	5,907	10,378,212	16.3%	(1,878,382)	-18.1%
Bulk Trading Division	-	-	-	29,451	17,534,143	27.6%	(17,534,143)	-100.0%
Total	28,933	$16,962,888	100.0%	135,978	$63,610,101	100.0%	$(46,647,213)	-73.3%

Net revenue from our Corn Division for the three months ended June 30, 2014 was approximately $8.5 million, a decrease of $27.2 million, or approximately 76.3%, as compared to $35.7 million for the three months ended June 30, 2013. The decrease was mainly the combined result of a decrease of 75.6% in sales volume and a decrease of 3% in the average annual selling price of corn. The decrease was primarily due to a conservative strategy of reducing the sales volume temporarily taken by the Company to cope with the weak demand in the corn market.

Net revenue from our Grain Division for the three months ended June 30, 2014 was approximately $8.5 million, a decrease of $1.9 million, or 18.1%, as compared to $10.4 million for the three months ended June 30, 2013. The decrease was mainly attributable to the reduction in retail sales caused by the deteriorating efficiency of traditional retail sales.

Net revenue from our Bulk Trading Division for the three months ended June 30, 2014 was $0, a decrease of $17.5 million, or 100% as compared to $17.5 million for the three months ended June 30, 2013. This decrease was mainly attributable to a conservative strategy of reducing sales volume temporarily taken by the Company for bulk trading business.

Cost of Goods Sold

Cost of goods sold mainly consisted of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and packaging costs. Our cost of goods sold was $15.4 million, a decrease of $42.6 million, or 73.5%, as compared to $58.0 million for the three months ended June 30, 2013. This decrease was primarily attributable to the decrease in sales volume.

Gross Profit (loss)

The following table breaks down the gross profit (loss) and gross margin by division:

	For The Three Months Ended June 30,
	2014			2013
	Gross Profit	% of total Gross Profit	Margin	Gross Profit	% of total Gross Profit	Margin
Corn Division
Normal inventory	$398,171	24.9%	4.7%	$3,366,590	60.0%	9.4%
Damaged corn	-	-	-	-	-	-
Subtotal	398,171	24.9%	4.7%	3,366,590	60.0%	9.4%
Grain Division	1,200,175	75.1%	14.1%	1,793,061	32.0%	17.3%
Bulk Trading Division	-	-	-	450,601	8.0%	2.6%
Total	1,598,346	100.0%	9.4%	$5,610,252	100.0%	8.8%

Gross profit for the three months ended June 30, 2014 was $1.6 million, a decrease of $4.0 million, or 71.5%, as compared to gross profit of $5.6 million for the three months ended June 30, 2013. The decrease was a combined result of a decrease in gross profits of $3.0 million in the Corn Division, a decrease of $0.6 million in the Grain Division and a decrease of $0.5 million in the Bulk Trading Division. Our gross margin increased from 8.8% for the three months ended June 30, 2013 to 9.4% for the three months ended June 30, 2014. The increase in gross margin was mainly attributable to the increase in sales percentage of the grain division sales with relatively higher gross margin compared with the corn division sales for the three months ended June 30, 2014.

Gross profit in the Corn Division was $0.4 million for the three months ended June 30, 2014, while gross profit in the Corn Division was $3.4 million for the three months ended June 30, 2013. Gross margin for our Corn Division was 4.7%for the three months ended June 30, 2014, compared with 9.4% for the three months ended June 30, 2013. Gross margin decreased 943 basis points, which was primarily due to the weak demand for corn from the downstream industries.

Gross profit in the Grain Division was $1.2 million for the three months ended June 30, 2014, a decrease of $0.6 million or 33.3%, compared to $1.8 million for the three months ended June 30, 2013. The decrease in gross profit in the Grain Division was mainly due the reduction of retail sales and the decline of gross margin. Gross margin for the Grain Division was 14.1% for the three months ended June 30, 2014, which decreased by 316 basis points from 17.3% for the three months ended June 30, 2013. This decrease in gross margin was primarily due to the increasing cost of raw materials in addition to the reduction in grain retail sales with higher gross margin.

Gross profit in the Bulk Trading Division was $0, a decrease of $0.5 million or 100%, compared to gross profit of $0.5 million for the three months ended June 30, 2013.This decrease was mainly attributable to a conservative strategy of reducing sales volume temporarily taken by the Company for bulk trading business.

Selling Expenses

Selling expenses included expenses of freight, warehousing, handling, distribution, advertising, farmer subsidies, payroll and other expenses. Selling expenses for the three months ended June 30, 2014 were $2.2 million, a decrease of $2.7 million, or 55.4% from the $4.9 million for the three months ended June 30, 2013. The decrease was mainly attributable to the decline of freight costs caused by the reduction in sales volume.

General and Administrative Expenses

General and administrative expenses included payroll, professional services, rental, travel, depreciation and amortization, bad debt allowance. General and administrative expenses for the three months ended June 30, 2014 was $2.0 million, a decrease of $1.0 million or 32.4% compared to the three months ended June 30, 2013. This decrease was a combined result of a $1.4 million of general expenses reduction with the Company’s cost saving measures, partially offset by a $1.3 million increase in bad debt expense. The Company offered $0.4 million of incentives to customers for accelerating collections of accounts receivable in the second quarter of 2014, and recorded as write-off of allowance for doubtful accounts.

Non-operating income (loss)

Non-operating income for the three months ended June 30, 2014 was immaterial, while non-operating loss for the three months ended June 30, 2013 was $1.2 million, mainly representing the inventory loss due to the collapse of our warehouses under a heavy snow storm in April 2013.

Interest Expense

Interest expense for the three months ended June 30, 2014 was $195,029 compared to $227,577 for the three months ended June 30, 2013, a decrease of $32,548, or 14.3%. This increase was mainly due to the fluctuation of the balances on loans and their interest rates.

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

Income tax expenses were $100,610 for the three months ended June 30, 2014; a decrease of $84,510 or 45.7%, compared to $185,120for the three months ended June 30, 2013. Income tax expenses were mainly representing the current income tax expenses derived from Taizihu and Huichun, both of which were subject to the 25% EIT rate. The decrease of the income tax expenses was mainly due to the decline of taxable income in Taizihu and Huichun.

Net Income (Loss)

As a result of the above, we had net loss available to common stockholders of $3.0 million for the three months ended June 30, 2014 compared to a net loss of $4.1 million for the three months ended June 30, 2013.

Results of Operations for the Six Months Ended June 30, 2014 as Compared to the Six Months Ended June 30, 2013

	For The Six Months Ended
	June 30,
	2014	2013	Change	%
Net revenue
Normal inventory	$29,115,033	$140,777,815	$(111,662,782)	-79.3%
Damaged corn	3,421,175	-	3,421,175	100.0%
Total Net Revenue	32,536,208	140,777,815	(108,241,607)	-76.9%
Cost of goods sold
Normal inventory	(26,917,740)	(126,363,389)	99,445,649	-78.7%
Damaged corn	(9,328,942)	-	(9,328,942)	100.0%
Total Cost of Goods Sold	(36,246,682)	(126,363,389)	90,116,707	-71.3%
Gross Profit	(3,710,474)	14,414,426	(18,124,900)	-125.7%

Selling expenses	(3,299,228)	(8,133,626)	4,834,398	-59.4%
General and administrative expenses	(4,688,263)	(4,904,238)	215,975	-4.4%
Total Operating Expense	(7,987,491)	(13,037,864)	5,050,373	-38.7%
Operating income	(11,697,965)	1,376,562	(13,074,527)	-949.8%

Interest income	1,959	13,672	(11,713)	-85.7%
Interest expense	(390,682)	(403,281)	12,599	-3.1%
Non-operating income (loss)	67,962	(1,199,996)	1,267,958	-105.7%
Total Other Expense	(320,761)	(1,589,605)	1,268,844	-79.8%

Income (loss) before income taxes	(12,018,726)	(213,043)	(11,805,683)	5541.5%
Income taxes	(183,859)	(525,553)	341,694	-65.0%
Net income (loss)	(12,202,585)	(738,596)	(11,463,989)	1552.1%
Net Income (loss) attributable to noncontrolling interests	307	3,804	(3,497)	-91.9%
Net income (loss) attributable to Deyu Agriculture Corp.	(12,202,278)	(734,792)	(11,467,486)	1560.6%
Preferred stock dividends	(204,854)	(233,423)	28,569	-12.2%
Net income (loss) available to common stockholders	$(12,407,132)	$(968,215)	$(11,438,917)	1181.4%

Net Revenue

Our net revenue for the six months ended June 30, 2014 was $32.5 million, a decrease of $108.2 million, or 76.9%, compared to $140.8 million for the six months ended June 30, 2013. This decrease was the combined result of a decrease of $54.3 million in corn sales, a decrease of $7.6 million in grain sales and a decrease of $46.3 million in bulk trading sales. Sales derived from our Corn Division, Grain Division and Bulk Trading Division for the six months ended June 30, 2014 were $16.8 million, $15.2 million and $0.6 million, respectively, accounting for 51.6%, 46.6% and 1.8% of total net revenue, respectively.

The following table breaks down the distribution of our sales volume and amount by division and as a percentage of gross sales:

	For The Six Months Ended June 30,
	2014			2013
	Volume (ton)	Net Revenue	% of total sales	Volume (ton)	Net Revenue	% of total sales	Changes	%
Corn Division
Normal inventory	38,640	$13,372,420	41.1%	196,620	$71,123,730	50.5%	$(57,751,310)	-81.2%
Damaged corn	40,880	3,421,175	10.5%	-	-	-	3,421,175	100.0%
Subtotal	79,520	16,793,595	51.6%	196,620	71,123,730	50.5%	(54,330,135)	-76.4%
Grain Division	8,526	15,159,046	46.6%	14,699	22,739,314	16.2%	(7,580,268)	-33.3%
Bulk Trading Division	674	583,567	1.8%	77,198	46,914,771	33.3%	(46,331,204)	-98.8%
Total	88,720	$32,536,208	100.0%	288,517	$140,777,815	100.0%	$(108,241,607)	-76.9%

Net revenue from our Corn Division for the six months ended June 30, 2014 was approximately $16.8 million, a decrease of $54.3 million, or approximately 76.4%, as compared to $71.1 million for the six months ended June 30, 2013. The decrease was mainly the combined result of a decrease of 59.6% in sales volume and a decrease of 41.8% in the average annual selling price of corn. The decrease was primarily due to the sales of mildewed corn inventory to third parties at prices lower than cost in the first quarter of 2014 and a conservative strategy of reducing sales volume temporarily taken by the Company to cope with the weak demand in the corn market.

Net revenue from our Grain Division for the six months ended June 30, 2014 was approximately $15.2 million, a decrease of $7.6 million, or 33.3%, as compared to $22.7 million for the six months ended June 30, 2013. The decrease was mainly attributable to the reduction in retail sales caused by the deteriorating efficiency of traditional retail sales.

Net revenue from our Bulk Trading Division for the six months ended June 30, 2014 was $0.6 million, a decrease of $46.3 million, or 98.8% as compared to $46.9 million for the six months ended June 30, 2013. This decrease was mainly attributable to a conservative strategy of reducing sales volume temporarily taken by the Company for its bulk trading business.

Cost of Goods Sold

Cost of goods sold mainly consisted of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and packaging costs. Our cost of goods sold was $36.2 million, a decrease of $90.1 million, or 71.3%, as compared to $126.4 million for the six months ended June 30, 2013. This decrease was primarily attributable to the decrease in sales volume.

Gross Profit (loss)

The following table breaks down the gross profit (loss) and gross margin by division:

	For The Six Months Ended June 30,
	2014			2013
	Gross Profit	% of total Gross Profit	Margin	Gross Profit	% of total Gross Profit	Margin
Corn Division
Normal inventory	$607,071	-16.4%	4.5%	$8,144,399	56.5%	11.5%
Damaged corn	(5,907,766)	159.2%	-172.7%	-	-	-
Subtotal	(5,300,695)	142.9%	-31.6%	8,144,399	56.5%	11.5%
Grain Division	1,788,131	-48.2%	11.8%	4,391,386	30.5%	19.3%
Bulk Trading Division	(197,910)	5.3%	-33.9%	1,878,641	13.0%	4.0%
Total	(3,710,474)	100.0%	-11.4%	$14,414,426	100.0%	10.2%

Gross loss for the six months ended June 30, 2014 was $3.7 million, as compared to gross profit of $14.4 million for the six months ended June 30, 2013. The decrease was a combined result of a decrease in gross profits of $13.4 million in the Corn Division, a decrease of $2.6 million in the Grain Division and a decrease of $2.1 million in the Bulk Trading Division. Our gross margin decreased from 13.8% for the six months ended June 30, 2013 to (11.4%) for the six months ended June 30, 2014. The decrease in gross margin was mainly attributable to the gross loss resulting from the sales of mildewed corn inventory to third parties at prices lower than cost in the first quarter of 2014.

Gross loss in the Corn Division was $5.3 million for the six months ended June 30, 2014, while gross profit in the Corn Division was $8.1 million for the six months ended June 30, 2013. Gross margin for our Corn Division was (31.6%) for the six months ended June 30, 2014, compared with 13.5% for the six months ended June 30, 2013. The Company incurred gross loss of $5.9 million from the sales of the mildewed corn inventory to third parties at prices lower than cost for the six months ended June 30, 2014. Taking out the impact of the disposal of mildewed corn, gross profit and gross margin from the sales of normal corn was $0.6 million and 4.5%, respectively. Gross margin from the sales of normal corn decreased 900 basis points, which was primarily due to the weak demand for corn from the downstream industries.

Gross profit in the Grain Division was $1.8 million for the six months ended June 30, 2014, a decrease of $2.6 million or 59.3%, compared to $4.4 million for the six months ended June 30, 2013. The decrease in gross profit in the Grain Division was mainly due the reduction of retail sales and the decline of gross margin. Gross margin for the Grain Division was 11.8% for the six months ended June 30, 2014, which decreased by 920 basis points from 21.0% for the six months ended June 30, 2013. This decrease in gross margin was primarily due to the increasing cost of raw materials in addition to the reduction in grain retail sales with higher gross margin.

Gross loss in the Bulk Trading Division was $0.2, a decrease of $2.0 million or 110.5%, compared to gross profit of $1.9 million for the six months ended June 30, 2013.This decrease was mainly attributable to a conservative strategy of reducing sales volume, temporarily taken by the Company for bulk trading business.

Selling Expenses

Selling expenses included expenses of freight, warehousing, handling, distribution, advertising, farmer subsidies, payroll and other expenses. Selling expenses for the six months ended June 30, 2014 were $3.3 million, decreased for $4.8 million, or 59.4% from the $8.1 million for the six months ended June 30, 2013. The decrease was mainly attributable to the decline of freight costs caused by the reduction in sales volume.

General and Administrative Expenses

General and administrative expenses included payroll, professional services, rental, travel, depreciation and amortization, bad debt allowance. General and administrative expenses for the six months ended June 30, 2014 was $4.7 million, a decrease of $0.2 million or 4.4% compared to the six months ended June 30, 2013. This decrease was a combined result of a reduction of $1.4 million in general expenses as a result of the Company’s cost saving measures, partially offset by a $1.3 million increase in bad debt expenses. The Company offered $0.4 million of incentives to customers for accelerating collections of accounts receivable in the second quarter of 2014, and recorded as write-off of allowance for doubtful accounts.

Interest Expense

Interest expense for the six months ended June 30, 2014 was $390,682 compared to $403,281for the six months ended June 30, 2013, a decrease of $12,599, or 3.1%. This increase was mainly due to the fluctuation of balances on loans and their interest rates.

Non-operating income (loss)

Non-operating income for the six months ended June 30, 2014 was immaterial, while non-operating loss for the six months ended June 30, 2013 was $1.2 million, mainly representing the inventory loss due to the collapse of our warehouses under a heavy snow storm in April 2013.

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

Income tax expenses were $183,859 for the six months ended June 30, 2014, a decrease of $341,694 or 65.0%, compared to $525,553 for the six months ended June 30, 2013. Income tax expenses were mainly representing the current income tax expenses derived from Taizihu and Huichun, both of which were subject to the 25% EIT rate. The decrease of the income tax expenses was mainly due to the decline of taxable income in Taizihu and Huichun.

Net Income (Loss)

As a result of the above, we had net loss available to common stockholders of $12.4 million for the six months ended June 30, 2014 compared to a net loss of $1.0 million for the six months ended June 30, 2013.

Liquidity and Capital Resources

The following summarizes the key components of our cash flows for the six months ended June 30, 2014 and 2013:

	For the Six Months Ended June 30,
	2014	2013

Net cash provided by operating activities	$440,695	$2,219,493
Net cash used in investing activities	(18,557)	(285,476)
Net cash provided by (used in) financing activities	-	1,043,320
Effect of exchange rate change on cash and cash equivalents	(26,066)	99,070
Net (decrease) increase in cash and cash equivalents	$396,072	$3,076,407

Net cash provided by operating activities totaled approximately $0.4 million for the six months ended June 30, 2014 and $2.2 million for the six months ended June 30, 2013, a decrease of $1.8 million. This decrease was primarily attributable to the decrease in net income. We incurred $12.4 million of net loss available to common stockholders for the six months ended June 30, 2014, while we incurred $1.0 million of net loss available to common stockholders for the six months ended June 30, 2013. We decreased $16.0 million of current assets and increased $ 5.3 million of liabilities from operating activities for the six months ended June 30, 2014, compared to a decrease of $3.7 million in current assets and an increase of $1.9 million in liabilities from operating activities for the six months ended June 30, 2013.

Net cash used in investing activities for the six months ended June 30, 2014 and 2013 was $0.02 million and $0.3 million, respectively. There was no material net cash used in investing activities for the six months ended June 30, 2014 and 2013.

Net cash provided in financing activities for the six months ended June 30, 2014 was $0 and net cash provided by financing activities for the six months ended June 30, 2013 was $1.0 million. There was no material net cash used in financing activities for the six months ended June 30, 2014, and cash provided by financing activities for the six months ended June 30, 2013 was from the proceeds of loans from related parties, banks and cash released from restriction for credit line of bank loans.

We believe that our current levels of cash, cash flows from operations, and bank, related party and unrelated party borrowings will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we may need additional cash resources in the future if we experience worsening business conditions or other developments. We may also need additional cash resources in the future if we find and wish to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If we ever determine that our cash requirements exceed our amounts of cash and cash equivalents on hand, we may seek to issue debt or equity securities or obtain a credit facility. Any future issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness could increase our debt service obligations and cause us to be subject to restrictive operating and financial covenants. It is possible that, when we need additional cash resources, financing will only be available to us in amounts or on terms that would not be acceptable to us, if at all.

Contractual Obligations

The following table presents the Company’s material contractual obligations as of June 30, 2014:

Contractual		Less than	1-3	3-5	More than
Obligations	Total	1 year	years	years	5 years

Bank Loans	$7,284,480	$7,284,480	$-	$-	$-
Operating Lease Obligations	1,942,982	271,184	345,606	339,158	987,034
	$9,227,462	$7,555,664	$345,606	$339,158	$987,034

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

As of June 30, 2014, the balance of restricted cash of $16,120 represents a pledge for a bank loan of $14,508 (RMB90, 000) obtained from the Bank of Communications Gongzhufen Sub-branch on December 15, 2013.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis. The Company wrote off $441,664 of allowance for doubtful accounts for the period ended June 30, 2014 as a result of incentives offered to customers for accelerating collections of accounts receivable. The balance of allowance for doubtful accounts as of June 30, 2014 and December 31, 2013 was $1,811,646 and $984,717, respectively.

Inventories

The Company's inventories are stated at lower of cost or market. Cost is determined on a moving-average basis. Costs of inventories include purchase and related costs incurred in delivering products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. The balance of reserve for inventory valuation as of June 30, 2014 and December 31, 2013 was $140,604 and $4,603,929, respectively.

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

Long-lived assets

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), "Property, Plant, and Equipment" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. As of June 30, 2014 and December 31, 2013, the balance of impairment of construction-in-progress was $766,912 and $740,102, respectively.

Intangible assets

For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the assets. For the six months ended June 30, 2014, there was no impairment loss of intangible assets. As of June 30, 2014 and December 31, 2013, the balance of impairment of intangible assets was $6,513,780 and $6,675,073, respectively.

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

This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (ASC 820). This Staff Position delays the effective date of SFAS No. 157 (ASC 820) for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 (ASC 820) had no effect on the Company's financial position or results of operations for the six months ended June 30, 2014.

We also analyze all financial instruments with features of both liabilities and equity under ASC 480-10 (formerly SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”) and ASC 815-40 (formerly EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). We have determined ASC 480-10 (formerly SFAS 150) and ASC 815-40 (formerly EITF 00-19) had no material effect on our financial position or results of operations for the six months ended June 30, 2014.

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

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded. The estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. The sales discounts for the six months ended June 30, 2014 and 2013 were not material.

We offer a right of exchange on our grain products sold through our relationships with grocery store networks. The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased. In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes. The returns of our products for the six months ended June 30, 2014 and 2013 were not material.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the six months ended June 30, 2014 and 2013 were $211,382 and $128,897, respectively.

Research and development

The Company expenses its research and development costs as incurred. Research and development expenses for the six months ended June 30, 2014 and 2013 were not material.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material effect on the Company’s consolidated financial statements for the six months ended June 30, 2014.

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

In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers”. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. At the conclusion of the period ended June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2014, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Item 1.Legal Proceedings.

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

Item 1A.Risk Factors.

Smaller reporting companies are not required to provide this information.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5.Other Information.

None.

Item 6.Exhibits.

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

DEYU AGRICULTURE CORP.

Signature	Title	Date

/s/ Hong Wang	Acting Chief Executive Officer, Principal Executive Officer	August 8, 2014
Hong Wang

/s/ Amy He	Chief Financial Officer, Principal Financial	August 8, 2014
Amy He	and Accounting Officer

