Form 10-Q
period 2014-09-30
Deyu Agriculture Corp.
filed 2014-11-12
CIK 1467746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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

As of November 10, 2014, there were 11,031,807 shares outstanding of the registrant’s common stock.

DEYU AGRICULTURE CORP.

FORM 10-Q

September 30, 2014

Item 1. Financial Statements

DEYU AGRICULTURE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$1,052,428	$979,282
Restricted cash	16,292	16,519
Accounts receivable, net	19,620,338	32,326,897
Inventory	12,649,607	15,318,224
Advance to supplier	2,857,938	4,363,298
Prepaid expenses	1,297,754	1,161,302
Other current assets	96,118	159,948
Total Current Assets	37,590,475	54,325,470

Property, plant, and equipment, net	17,539,040	19,251,051
Construction-in-progress	913,864	-
Long-term Investment	59,303	60,129
Intangible assets, net	7,610,459	7,827,809

Total Assets	$63,713,141	$81,464,459

Liabilities and Equity

Current Liabilities
Short-term loan	$7,362,333	$7,464,856
Accounts payable	5,557,383	8,538,544
Advance from customers	2,005,274	1,990,479
Accrued expenses	1,179,203	1,002,885
Tax payable	130,232	73,790
Construction payable	580,873	-
Preferred stock dividends payable	107,701	247,614
Due to related parties	14,110	14,306
Other current liabilities	233,775	282,179
Total Current Liabilities	17,170,884	19,614,653

Equity
Series A convertible preferred stock, $.001 par value, 10,000,000 shares
authorized, 1,907,513 and 2,182,628 shares outstanding, respectively	1,908	2,183
Common stock, $.001 par value; 75,000,000 shares authorized,
11,031,807 and 10,618,266 shares outstanding, respectively	11,032	10,618
Additional paid-in capital	21,669,749	21,225,146
Other comprehensive income	6,985,054	7,897,730
Retained earnings	17,842,097	32,681,588
Total Stockholders' Equity	46,509,840	61,817,265
Noncontrolling Interests	32,417	32,541
Total Equity	46,542,257	61,849,806

Total Liabilities and Equity	$63,713,141	$81,464,459

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue
Normal inventory	$37,819,996	$68,339,368	$66,935,029	$209,117,183
Damaged corn	-	-	3,421,175	-
Total Net Revenue	37,819,996	68,339,368	70,356,204	209,117,183
Cost of goods sold
Normal inventory	(35,067,741)	(64,342,240)	(61,985,481)	(190,705,629)
Damaged corn	-	-	(9,328,942)	-
Total Cost of Goods Sold	(35,067,741)	(64,342,240)	(71,314,423)	(190,705,629)
Gross Profit (loss)	2,752,255	3,997,128	(958,219)	18,411,554

Selling expenses	(3,156,574)	(6,207,310)	(6,455,802)	(14,340,936)
General and administrative expenses	(1,562,640)	(4,980,266)	(6,250,903)	(9,884,504)
Loss on impairment of assets	-	(6,586,425)	-	(6,586,425)
Total Operating Expenses	(4,719,214)	(17,774,001)	(12,706,705)	(30,811,865)
Operating loss	(1,966,959)	(13,776,873)	(13,664,924)	(12,400,311)

Interest income	2,557	19,476	4,516	33,148
Interest expense	(200,978)	(190,183)	(591,660)	(593,464)
Non-operating income (loss)	28,547	(1,107,683)	96,509	(2,307,679)
Total Other Expenses	(169,874)	(1,278,390)	(490,635)	(2,867,995)

Loss before income taxes	(2,136,833)	(15,055,263)	(14,155,559)	(15,268,306)
Income taxes	(188,581)	(54,501)	(372,440)	(580,054)
Net loss	(2,325,414)	(15,109,764)	(14,527,999)	(15,848,360)
Net income attributable to noncontrolling interest	297	194	604	3,998
Net loss attributable to Deyu Agriculture Corp.	(2,325,117)	(15,109,570)	(14,527,395)	(15,844,362)
Preferred stock dividends	(107,242)	(122,691)	(312,096)	(356,114)
Net loss available to common stockholders	(2,432,359)	(15,232,261)	(14,839,491)	(16,200,476)
Foreign currency translation gain (loss)	510,193	141,382	(912,196)	1,475,116
Comprehensive loss	(1,922,166)	(15,090,879)	(15,751,687)	(14,725,360)
Other comprehensive income (loss) attributable to noncontrolling interests	(335)	(92)	(480)	9,773
Comprehensive loss attributable to Deyu Agriculture Corp.	$(1,922,501)	$(15,090,971)	$(15,752,167)	$(14,715,587)

Net loss attributable to common stockholders per share - basic	$(0.22)	$(1.43)	$(1.36)	$(1.52)
Net loss attributable to common stockholders per share - diluted	(0.22)	(1.43)	(1.36)	(1.52)
Weighted average number of common shares outstanding - basic	11,031,807	10,618,266	10,951,418	10,627,497
Weighted average number of common shares outstanding - diluted	11,031,807	10,618,266	10,951,418	10,627,497

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Nine Months Ended
	September 30,
	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) available to common stockholders	$(14,839,491)	$(16,200,476)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation & amortization	1,594,215	1,766,231
Loss of impairment of assets	-	6,586,425
Bad debt expenses	1,215,379	1,330,398
Write-off of allowance for doubtful accounts	(834,253)	-
Share-based compensation	1,779	43,187
Preferred stock dividends accrued	312,096	356,114
Common stocks issued for services	-	(57,200)
Noncontrolling interests	(604)	(3,998)
Decrease (increase) in current assets:
Accounts receivable	11,849,714	6,894,009
Related-parties trade receivable	43,625	357,671
Inventories	2,446,714	9,326,772
Advance to suppliers	1,438,661	781,438
Prepaid expense and other current assets	(159,695)	(724,623)
Increase (decrease) in liabilities:
Accounts payable	(2,850,469)	(1,136,732)
Advance from customers	41,935	(312,946)
Accrued expense and other liabilities	192,647	(864,448)
Net cash provided by operating activities	452,253	8,141,822

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of machinery and equipment	(44,692)	(532,353)
Construction and remodeling of factory and warehouses	(331,430)	(100,169)
Net cash used in investing activities	(376,122)	(632,522)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (repayment) of short-term loans from related parties	-	(1,021,616)
Net repayment from short-term loans from bank and others	-	(8,480,651)
Cash released from restriction for credit line of bank loans	-	807,515
Net cash provided by (used in) financing activities	-	(8,694,752)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(2,985)	(18,432)

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	73,146	(1,203,884)
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	979,282	4,937,279
CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,052,428	$3,733,395

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$316,739	$775,198
Interest paid	$324,214	$605,843
NONCASH INVESTING AND FINANCING ACTIVITIES:
Construction completed and transferred to property, plant, and equipment	$-	$767,494
Construction transferred to land use rights	$-	$1,045,640

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

As of September 30, 2014, the balance of restricted cash of $16,292 represents a pledge for a bank loan of $14,663 (RMB90, 000) obtained from Bank of Communications Gongzhufen Sub-branch on December 15, 2013.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis. The Company wrote off $834,253 of allowance for doubtful accounts for the period ended September 30, 2014 as a result of incentives offered to customers for accelerating collections of accounts receivable. The balance of allowance for doubtful accounts As of September 30, 2014 and December 31, 2013 was $1,328,272 and $984,717 respectively.

Inventories

The Company's inventories are stated at lower of cost or market. Cost is determined on a moving-average basis. Costs of inventories include purchase and related costs incurred in delivering products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. The balance of reserve for inventory valuation As of September 30, 2014 and December 31, 2013 was $142,107 and $4,603,929, respectively.

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

Long-lived assets

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), "Property, Plant, and Equipment" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. As of September 30, 2014 and December 31, 2013, the balance of impairment of construction-in-progress was $729,937 and $740,102, respectively.

Intangible assets

For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the assets. As of September 30, 2014 and December 31, 2013, the balance of impairment of intangible assets was $6,901,090 and $6,675,073, respectively.

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

This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (ASC 820). This Staff Position delays the effective date of SFAS No. 157 (ASC 820) for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 (ASC 820) had no effect on the Company's financial position or results of operations for the nine months ended September 30, 2014.

We also analyze all financial instruments with features of both liabilities and equity under ASC 480-10 (formerly SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”) and ASC 815-40 (formerly EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). We have determined ASC 480-10 (formerly SFAS 150) and ASC 815-40 (formerly EITF 00-19) had no material effect on our financial position or results of operations for the nine months ended September 30, 2014.

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

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded. The estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. The sales discounts for the nine months ended September 30, 2014 and 2013 were not material.

We offer a right of exchange on our grain products sold through our relationships with grocery store networks. The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased. In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes. The returns of our products for the nine months ended September 30, 2014 and 2013 were not material.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the nine months ended September 30, 2014 and 2013 were $335, 326 and $219,415, respectively.

Research and development

The Company expenses its research and development costs as incurred. Research and development expenses for the nine months ended September 30, 2014 and 2013 were not material.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material effect on the Company’s consolidated financial statements for the nine months ended September 30, 2014.

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

Statement of cash flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40)”. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30,	December 31,
	2014	2013
Accounts receivable	$20,948,611	$33,311,614
Less: Allowance for doubtful accounts	(1,328,272)	(984,717)
Accounts receivable, net	$19,620,338	$32,326,897

NOTE 6. INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2014	2013
Raw materials	$1,007,597	$1,020,486
Work in process	125,751	49,717
Finished goods	10,786,885	17,752,203
Supplies	871,481	1,099,747
Reserve for inventory valuation	(142,107)	(4,603,929)
Total Inventory	$12,649,607	$15,318,224

The balance of reserve for inventory valuation as of September 30, 2014 and December 31, 2013 was $142, 107 and $4,603,929 respectively.

NOTE 7. PREPAID EXPENSES

Prepaid expenses consisted of the following:

	September 30,	December 31,
	2014	2013
Deductible value-added taxes (VAT)	$982,060	$356,876
Prepaid rent	304,349	368,827
Prepaid other expenses	11,345	435,599
Total	$1,297,754	$1,161,302

NOTE 8. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	September 30,	December 31,
	2014	2013
Automobiles	$1,032,168	$1,046,542
Buildings	16,767,156	17,480,188
Office equipment	997,600	1,012,007
Machinery and equipment	8,789,228	8,386,357
Furniture and fixtures	112,827	114,398
Total cost	27,698,979	28,039,492
Less: Accumulated depreciation	(10,159,939)	(8,788,441)
Property, plant, and equipment, net	$17,539,040	$19,251,051

The buildings owned by the Company located in Jinzhong and Quwo in Shanxi Province, China are used for production, warehousing and offices for our corn and grains business.

As of September 30, 2014, $5.7 million (RMB 35.2 million) of buildings, machinery and equipment owned by the Taizihu Group were pledged as collateral for short-term bank loans.

Depreciation expense for the nine months ended September 30, 2014 and 2013 was $1,484,373 and $1,474,093, respectively.

NOTE 9. CONSTRUCTION-IN-PROGRESS

Construction-in-progress amounted to $913, 864 as of September 30, 2014 was mainly represents the cost of the construction of a new bean-based products production line in Huichun.

NOTE 10. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
	2014	2013
Land use rights	$14,497,039	$14,698,916
Software-ERP System and B2C platform	1,066,678	1,081,531
Less: Accumulated amortization	(1,052,168)	(955,448)
Impairment loss	(6,901,090)	(6,997,190)
Total	$7,610,459	$7,827,809

According to government regulations of the PRC, the PRC Government owns all land. The Company owns the land use rights of farmland and industrial land.

JingzhongDeyu, one of the Company-owned land use rights of the 17,000 acres of farmlands in Jinzhong, Shanxi Province. There is no active market for trading of land use rights of those farmlands and the Company could not assess the fair market value of the land use rights based on quoted prices in active markets. The Company assessed fair value of the land use rights based on discounted cash flow and determined that it was less than the carrying value. The balance of impairment of farmland use rights as of September 30, 2014 and December 31, 2013 was $5,842,113 and $5,832,800, respectively. As of September 30, 2014, the original value of the land use rights of the farmland was $7,597,915 and was written-down to $1,755,802.

The Company determined the ERP system and B2C platform owned by JingzhongDeyu for retail sales of the Grain Division was not applicable for its current business operations due to the reduction of retail sales. The balance of impairment of ERP system and B2C platform as of September 30, 2014 and December 31, 2013 was $1,058,977 and $1,073,724, respectively. As of September 30, 2014, the carrying value of ERP system and B2C platform was $1,058,977 and was written down to $0.

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

As of September 30, 2014, $3,160,802 (RMB 19 million) of the land use right owned by Taizihu Group was pledged as collateral for short-term bank loans.

Amortization expense of the intangible assets for the nine months ended September 30, 2014 and 2013 was $109,842 and $292,138, respectively.

NOTE 11. SHORT-TERM LOANS

Short-term loans consisted of the following:

	September 30,	December 31,
	2014	2013

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate based on six-month to one-year loan interest rate released by
The People's Bank of China.
The actual interest rates as of September 30, 2014 and December 31, 2013 were 6.00% and the past-due interest rate was 7.8%.
The term of the loan started from August 14, 2012 with maturity date on August 13, 2013. The loan was obtained by Taizihu and pledged by its buildings and land use right.
On July 31, 2013 the loan was repaid for $65,359 (or RMB400,000).
As of September 30, 2014, the loan balance was $2,378,625 (or RMB14,600,000.00).
As of the date of this filing, the Company has been in negotiation with the lender on renewal of the loan. The Company is not currently able to predict the probability of the success on the renewal and will repay the loan immediately if the loan cannot be renewed.	$2,378,625	$2,411,748

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate, based on six-month to one-year loan interest rate released by
The People's Bank of China.
The actual interest rates as of September 30, 2014 and December 31, 2013 were 6.0% and the past-due interest rate was 7.8%.
The term of the loan started from September 18, 2012 with maturity date on September 17, 2013. The loan was obtained by Taizihu and pledged by its buildings and land use right.
As of the date of this filing, the Company has been in negotiation with the lender on renewal of the loan. The Company is not currently able to predict the probability of the success on the renewal and will repay the loan immediately if the loan cannot be renewed.	1,466,276	1,486,694

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd.,
bearing interest at a fixed rate of prime rate plus 145% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The
actual interest rates as of September 30, 2014 were 14.688%..
The term of the loan started from September 12, 2014 with maturity date on September 11, 2015. The loan was obtained by Jinzhong Yongcheng and guaranteed by Yuci Jinmao Food Processing Factory, a related party,
for a period of two years starting from September 12, 2015.	1,384,816	-

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd.,
bearing interest at a fixed rate of prime rate plus 145% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The
actual interest rates as of September 30, 2014 were 14.688%.
The term of the loan started from September 12, 2014 with maturity date on September 11, 2015. The loan was obtained by Jinzhong Yuliang and guaranteed by Yuci Jinmao Food Processing Factory, a related party,
for a period of two years starting from September 12, 2015.	1,384,816	-

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate, based on six-month to one-year loan interest rate released by the People's Bank of China.
The actual interest rate as of September 30, 2014 was 6.0% and the past-due interest rate was 7.8%.
The term of the loan started from January 4, 2013 with maturity date on January 3, 2014. The loan was obtained by Taizihu and
pledged by its buildings and land use right.	733,138	743,347
As of the date of this filing, the Company has been in negotiation with the lender on renewal of the loan. The Company is not currently able to predict the probability of the success on the renewal and will repay the loan immediately if the loan cannot be renewed.

Bank loan payable to Bank of Communications Gongzhufen subbranch, bearing interest at a fix rate of prime rate, of which prime rate was based on one-year loan interest rate released by The People's Bank of China. The
actual interest rate as of September 30, 2014 was 6.310%.
The term of the loan started from December 15, 2013 with maturity
date on December 16, 2014. The loan was obtained by Detian Yu.	14,663	14,867
Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd.,
bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China.
The term of the loan started from September 6, 2013 with maturity date on August 22, 2014. The loan was obtained by Jinzhong Yongcheng and guaranteed by Yuci Jinmao Food Processing Factory, a related party,
for a period of two years starting from August 23, 2014.	-	1,404,100
The loan was paid off on September 11, 2014.

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
for a period of two years starting from August 23, 2014.	-	1,404,100
The loan was paid off on September 11, 2014.

Total	$7,362,333	$7,464,856

NOTE 12. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
	2014	2013
Accrued VAT and other taxes	$305,928	$261,714
Accrued payroll	184,922	167,046
Others	688,354	574,125
Total	$1,179,203	$1,002,885

NOTE 13. INCOME TAXES

United States

Deyu Agriculture Corp. is incorporated in the State of Nevada in the United States of America and is subject to the U.S. federal and state taxation. No provision for income taxes have been made as the Company has no taxable income in the U.S. The applicable income tax rate for the Company for the nine months ended September 30, 2014 and 2013 was 34%. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

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

People’s Republic of China

Under the Enterprise Income Tax (“EIT”) Law of the PRC, the standard EIT rate is 25%. The PRC subsidiaries of the Company are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. According to the Tax Pronouncement [2008] No. 149 issued by the State Administration of Tax of the PRC, the preliminary processing industry of agricultural products is entitled to EIT exemption starting January 1, 2008. Three of the Company’s wholly-owned subsidiaries located in the Shanxi Province, China, including JinzhongDeyu, JinzhongYongcheng and JinzhongYuliang, are subject to the EIT exemption. All other subsidiaries are subject to the 25% EIT rate.

The provision for income taxes on income consisted of the following for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended
	September 30,
	2014	2013
Current income tax expense (benefit)
U.S.	$-	$-
PRC	372,440	580,054
Total current expense (benefit)	$372,440	$580,054

Deferred income tax expense (benefit)
U.S.	$-	$-
PRC	-	-
Income tax expense (benefit)	$372,440	$580,054

The following is a reconciliation of the statutory tax rate to the effective tax rate for the nine months ended September 30, 2014 and 2013:

	For The Nine Months Ended
	September 30,
	2014	2013
Expected U.S. income tax expense	34.0%	34.0%
Increase (decrease) in taxes resulting from:
Tax-exempt income	-33.3%	-27.8%
Foreign tax differential	0.1%	-2.2%
Change in valuation allowance	3.4%	-11.2%
Intercompany elimination	0.0%	3.4%
Other	-6.8%	0.0%
Income tax expense	-2.6%	-3.8%

Significant components of the Company’s net deferred tax assets As of September 30, 2014 and December 31, 2013 are presented in the following table:

	September 30,	December 31,
	2014	2013
Deferred tax assets
Net operating loss carryforwards (NOL)	$5,648,497	$5,090,602
Share-based compensation	407,099	435,844
Others	439,084	440,331
Total	6,494,680	5,966,777
Less: Valuation allowance	(6,494,680)	(5,966,777)
Total deferred tax assets, net	$-	$-

As of September 30, 2014, the Company accrued a 100% valuation allowance on its deferred tax assets based on the assessment on the probability of future reversion.

NOTE 14. NET INCOME (LOSS) PER SHARE

Reconciliation of the basic and diluted net income (loss) per share was as follows:

	Amounts	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Nine Months ended Nine 30, 2014:
Net income (loss) attributable to common stockholders - basic	$(14,839,491)	10,951,418	$(1.36)
Preferred dividends applicable to convertible preferred stocks	-	-
Net income (loss) attributable to common stockholders - diluted	$(14,839,491)	10,951,418	$(1.36)

For the Nine Months ended September 30, 2013:
Net income attributable to common stockholders - basic	$16,200,476	10,627,497	$(1.52)
Preferred dividends applicable to convertible preferred stocks	-	-
Net income attributable to common stockholders - diluted	$16,200,476	10,627,497	$(1.52)

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

Common Stock

As of the final closing of the Private Placement, we had 9,999,999 shares of common stock issued and outstanding. Between the final closing of the Private Placement and September 30, 2014, an aggregate of 964,329 shares of Series A convertible preferred stock were converted into 964,329 shares of common stock, and 80,000 common stocks were issued. As of September 30, 2014, the total number of shares of common stock issued and outstanding was 11,031,807 shares.

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

As of September 30, 2014, an aggregate of 964,329 shares of Series A Preferred were converted into 964,329 shares of common stock and an aggregate of 403,458 shares of Series A Preferred were issued as dividends to the shareholders of Series A Preferred. As of September 30, 2014, the total number of shares of Series A Preferred issued and outstanding was 1,907,513 shares.

For the nine months ended September 30, 2014 and 2013, the Company recorded $312,096 and $356, 114 in preferred dividend expenses, respectively.

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

These fair values were necessary to develop relative fair value calculation for allocations of certain elements of the financing arrangement, principally proceeds and the related direct financing costs. The following tables reflect assumptions used to determine the fair value of the Series A Preferred:

		Series A	Series A
	Fair Value	Preferred	Preferred
	Hierarchy	April 27,	May 10,
	Level	2010	2010
Indexed common shares		1,866,174	589,689

Components of fair value:
Common stock equivalent value		$6,631,403	$2,083,094
Dividend feature		659,821	209,439
		$7,291,224	$2,292,533

Significant assumptions:
Common stock price	3	3.55	3.53
Horizon for dividend cash flow projection	3	2.00	2.00
Weighted average cost of capital ("WACC")	3	15.91%	15.55%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. There were no level 1 inputs.

(2)	Level 2 inputs are significant other observable inputs. There were no level 2 inputs.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety.

•	Stock price- Given that management did not believe our trading market price was indicative of the fair value of our common stock at the measurement date, the common stock price value was derived implicitly from an iterative process based upon the assumption that the consideration of the Private Placement was the result of an arm’s length transaction. The Private Placement was composed of shares of Series A Preferred and Series A Warrants which were both indexed to our common stock; accordingly, we used an iterative process to determine the value of our common stock in order for the fair value of the Series A Preferred and Series A Warrants to equal the amount of consideration received in the Private Placement.

•	Dividend horizon- We estimated the horizon for dividend payment at 2 years.

•	WACC- The rates utilized to discount the cumulative dividend cash flows to their present values were based on a weighted average cost of capital of 18.94 % and 18.60%, as of April 27, 2010 and May 10, 2010, respectively. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require in an investment in companies similar in size and operating in similar markets as Deyu Agriculture Corp. The cost of equity was determined using a build-up method which begins with a risk free rate and adds expected risk premiums designed to reflect the additional risk of the investment. Additional premiums or discounts related specifically to us and the industry are also added or subtracted to arrive at the final cost of equity rate. The cost of debt was determined based upon available financing terms.

•	Significant inputs and assumptions underlying the model calculations related to the warrant valuations are as follows:

The following tables reflect assumptions used to determine the fair value of the Series A Warrants:

	Fair Value	April 27, 2010		May 10, 2010
	Hierarchy	Investor	Agent	Investor	Agent
	Level	warrants	warrants	warrants	Warrants

Indexed shares		746,479	130,632	235,883	41,279
Exercise price		5.06	4.84	5.06	4.84

Significant assumptions:
Stock price	3	3.55	3.55	3.53	3.53
Remaining term	3	5 years	5 years	5 years	5 years
Risk free rate	2	2.39%	2.39%	2.24%	2.24%
Expected volatility	2	45.25%	45.25%	45.47%	45.47%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	There were no Level 1 inputs.

(2)	Level 2 inputs include:

•	Risk-free rate- This rate is based on publicly-available yields on zero-coupon U.S. Treasury securities with remaining terms to maturity consistent with the remaining contractual term of the Series A Warrants.
•	Expected volatility- We did not have a historical trading history sufficient to develop an internal volatility rate for use in the model. As a result, we have used a peer approach wherein the historical trading volatilities of certain companies with similar characteristics as ours and who had a sufficient trading history were used as an estimate of our volatility. In developing this model, no one company was weighted more heavily than another.

(3)	Level 3 inputs include:

•	Stock price- Given that management did not believe our trading market price was indicative of the fair value of our common stock at the measurement date, the stock price was determined implicitly from an iterative process based upon the assumption that the consideration of the Private Placement was the result of an arm’s length transaction.
•	Remaining term- We do not have a history to develop the expected term for our warrants. Accordingly, we have used the contractual remaining term in our calculations.

The following is a summary of the status and activity of warrants outstanding As of September 30, 2014:

Outstanding Warrants
Exercise Price	Number of Warrants	Average Remaining Contractual Life
$5.06	982,362	0.57 years
$4.84	171,911	0.57 years
Total	1,154,273

NOTE 16. SHARE-BASED COMPENSATION

As of September 30, 2014, the Company had one share-based compensation plan as described below. The compensation cost that had been charged against income for the plan was $1,779and $43,779 for the nine months ended September 30, 2014 and 2013, respectively. The related income tax benefit recognized was $605 and $14,885 for the nine months ended September 30, 2014 and 2013, respectively. A 100 % valuation allowance was assessed against the deferred tax assets derived from such tax benefit as of September 30, 2014 and 2013.

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

A summary of option activity under the Plan as of September 30, 2014, and changes during the nine months ended September 30, 2014 are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding as of January 1, 2014	750,000	$3.14
Granted	-	$-
Exercised	-	$-
Forfeited	(80,000)	$4.40
Outstanding As of September 30, 2014	670,000	$2.99	3.38 years	$537,202
Exercisable As of September 30, 2014	620,000	$2.88	3.40 years	$533,629
Vested and expected to vest (1)	670,000	$2.99	3.38 years

(1)         Includes vested shares and unvested shares after a forfeiture rate is applied.

A summary of the status of the Company’s unvested shares as of September 30, 2014, and changes during the six months ended September 30, 2014, is presented below:

		Weighted-
		Average
		Grant-
		Date Fair
Unvested Shares	Shares	Value
Unvested as of January 1, 2014	50,000	$3,573
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested As of September 30, 2014	50,000	$3,573

NOTE 17. RELATED PARTY TRANSACTIONS

Due to related parties

	September 30,	December 31,
	2014	2013

Due to Mr. He Hao	$14,110	$14,306
Total	$14,110	$14,306

Mr. Hao He is the former shareholder of Huichun and Taizihu.

Guarantees

As of September 30, 2014, YuciJinmao Food Processing Factory, of which the legal representative is JunlianZheng, the wife of Junde Zhang, the Vice President of the Company, provided guarantees on short-term loans obtained by JinzhongYongcheng and JinzhongYuliang.

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

For the Nine months ended	Corn	Grain	Bulk Trading
September 30, 2014	Division	Division	Division	Others	Total
Revenues from external customers	$45,417,926	$24,354,578	$583,700	-	$70,356,204
Loss on inventory valuation reserve	-	-	-	-	-
Intersegment revenues	-	-	-	-	-
Interest revenue	2,215	1,964	187	149	4,516
Interest expense	(322,108)	(268,895)	-	(657)	(591,660)
Net interest (expense) income	(319,893)	(266,931)	187	(507)	(587,145)
Depreciation and amortization	(423,680)	(1,014,046)	(3,490)	(152,999)	(1,594,215)
Noncontrolling interest	-	-	-	604	604
Segment net profit (loss)	(11,398,376)	(444,052)	(487,235)	(2,198,336)	(14,527,999)

For the three months ended	Corn	Grain	Bulk Trading
September 30, 2014	Division	Division	Division	Others	Total
Revenues from external customers	$28,624,331	$9,195,665	$-	$-	$37,819,996
Loss on inventory valuation reserve	-	-	-	-	-
Intersegment revenues	-	-	-	-	-
Interest revenue	1,019	1,439	36	63	2,557
Interest expense	(111,864)	(88,894)	-	(219)	(200,978)
Net interest (expense) income	(110,846)	(87,455)	36	(157)	(198,421)
Depreciation and amortization	(133,413)	(258,928)	(1,164)	(51,113)	(444,618)
Noncontrolling interest	-	-	-	297	297
Segment net profit (loss)	(1,897,211)	249,617	260,104	(937,924)	(2,325,414)

For the Nine months ended	Corn	Grain	Bulk Trading
September 30, 2013	Division	Division	Division	Others	Total
Revenues from external customers	$118,737,234	$32,675,928	$57,704,021	$-	$209,117,183
Loss on inventory valuation reserve
Intersegment revenues	-	-	-	-	-
Interest revenue	7,397	2,640	6,490	16,621	33,148
Interest expense	(319,356)	(226,329)	(47,779)		(593,464)
Net interest (expense) income	(311,959)	(223,689)	(41,289)	16,621	(560,316)
Depreciation and amortization	(363,886)	(1,238,322)	(3,025)	(160,998)	(1,766,231)
Noncontrolling interest	-	-	-	3,998	3,998
Segment net profit (loss)	(4,324,670)	(1,285,227)	376,918	(10,615,381)	(15,848,360)

For the three months ended	Corn	Grain	Bulk Trading
September 30, 2013	Division	Division	Division	Others	Total
Revenues from external customers	$47,613,504	$9,936,614	$10,789,250	$-	$68,339,368
Loss on inventory valuation reserve	-	-	-	-	-
Intersegment revenues		-	-	-	-
Interest revenue	1,398	552	1,189	16,337	19,476
Interest expense	(109,853)	(83,772)	3,442	-	(190,183)
Net interest (expense) income	(108,455)	(83,220)	4,631	16,337	(170,707)
Depreciation and amortization	(104,800)	(407,962)	(1,169)	(56,578)	(570,509)
Noncontrolling interest	-	-	-	194	194
Segment net profit (loss)	(4,863,957)	(3,033,318)	(230,797)	(6,981,692)	(15,109,764)

Since April 2014, our grain business includes direct exporting the organic bean-based products to countries including the U.S., Australia, Canada, Israel, and Denmark. The export businesses were denominated in US Dollar. All long-lived assets are located in China. The following tables set forth our three major customers in each segment:

	For the Nine Months Ended
	September 30,
Corn Division :	2014	2013
Guangdong Wen’s poultry Co., Ltd.	5.4%	0.6%
Chengdu Zhengda Co., Ltd.	5.3%	3.7%
Shuangliu Zhengda Co., Ltd.	4.5%	2.1%
Top Three Customers as % of Total Gross Sales:	15.2%	6.3%

Grain Division :
Deyufang Innovation Food (Beijing) Co., Ltd.	66.5%	51.4%
Ethical Food SA	14.9%	0.0%
Jingzhong Shengde Grain Trading Co., Ltd.	2.2%	0.0%
Top Three Customers as % of Total Gross Sales	83.7%	51.4%

Bulk Trading Division :
Yuci Kaiwang Grain and Oil Wholesale Department	19.0%	7.7%
Shenzhen XinJiawang Agricultural By-products development Co. Ltd.	25.3%	4.2%
Shanxi Helifeihua Trading Co., Ltd.	48.3%	12.5%
Top Three Customers as % of Total Gross Sales:	92.6%	24.4%

NOTE 19. CONCENTRATION OF CREDIT RISK

As of September 30, 2014 and December 31, 2013, all of the Company’s cash balances in banks were maintained within the PRC where no rule or regulation currently in place to provide obligatory insurance for bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to such risks on its cash balances in banks.

For the nine months ended September 30, 2014 and 2013, the sales generated from overseas countries were $3, 633, 391 and $0, respectively. Accounts receivable as of September 30, 2014 and December 31, 2013 that were due from customers located outside of China were $285, 915 and $0, respectively.

For the nine months ended September 30, 2014, sales revenue generated from Deyufang Innovation Food (Beijing) Co., Ltd. accounted for 23.0% of the Company's consolidated gross revenue, while there was no single customer that accounted for greater than 10% of the Company's consolidated gross revenue for the nine months ended September 30 2013. As of September 30, 2014 the account receivable due from Deyufang Innovation Food (Beijing) Co., Ltd. accounted for 11.9% of the Company’s consolidated accounts receivable, while no single customer accounted for greater than 10% of the Company’s consolidated accounts receivable as of December 31, 2013.

NOTE 20. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases railroad lines, warehouses and offices under operating leases. Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

As of September 30,	Operating Leases
2015	$233,670
2016	173,021
2017	171,391
2018	171,391
2019	171,391
Thereafter	954,736
$1,875,600

NOTE 21. SUBSEQUENT EVENTS

Management has considered all events occurring through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2014 have been incorporated into the accompanying consolidated and combined financial statements, and those requiring disclosure have been fully disclosed in accordance with FASB ASC Topic 855, “Subsequent Events”.

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

Operating revenue for the nine months ended September 30, 2014 was $70,356,209, representing a 66.4% decrease from $209,117,183for the nine months ended September 30 2013. Net loss available to common stockholders for the nine months ended September 30, 2014 was $14,839,491, representing a decrease of $1,360,985 from $16,200,476 of net loss for the nine months ended September 30 2013.

Our principal office is located in China at Unit 1010, Block B, Huizhi Building, No. 9 Xueqing Road, Haidian District, Beijing, PRC 100085. Our telephone number in China is +(8610)-8273-2870 and our fax number is +(8610)- 8273 2870 x 8518. Our corporate website is www.deyuagri.com (information on our website is not made a part of this Quarterly Report).

Recent Developments

Corn is mainly used as raw material for livestock feeds and deep processed products such as corn starch and ethanol. Starting from last year, the corn market experienced a downturn resulted by weak demand from the downstream industries with consecutive increase of output in the past few years in China. The on-going downturn continued to impact our business in 2014, for the demand of corn continued to be weak. In order to stabilize the market, Chinese government started to implement some measures in the second quarter, including government procurement and providing subsidies to downstream manufacturers. The market showed some fluctuation and the average sales prices in the third quarter had a slight increase. The Company increased the corn sales volume slightly according to the market situation although the Company is still undertaking a conservative strategy.

The weather during the past winter in Shanxi Province in China was abnormally warm compared to winters of previous years and has caused serious damage to our inventories. This badly affected our operations. The Company incurred a substantial gross loss of $5.9 million from the disposal of the damaged corn inventory which mildewed in the first quarter of 2014. The Company has taken effective measures to prevent further mildewing, such as isolating the damaged inventories, continuous and constant drying of the stocks by machines and improving air ventilation of the warehouses. Further damage was stopped as a result of the Company’s imposing strict control measures.

Plan of Operation

The demand in the corn market showed some signs of recovery in the third quarter, but it still need time to get full recovery, for the demand from livestock feed companies was still week and deep processed corn companies have been running in red for several years. However, we still believe that the agriculture sector is still very promising in the long term even though the evolving market conditions in China currently present great challenges.

The Company has been undertaking measures to optimize operations, to increase efficiency and to reduce operational costs. At the same time, the Company is continuing its business development initiatives to cultivate the entire value chain concept and develop new business strategies with resources integration. We expect these measures, together with new business development, will help us get through this difficult period and restore the growth in the future.

Results of Operations for the Three Months Ended September 30, 2014 as Compared to the Three Months Ended September 30, 2013

	For The Three Months Ended
	September 30,
	2014	2013	Change	%
Net revenue
Normal inventory	$37,819,996	$68,339,368	$(30,519,372)	-44.7%
Damaged corn	-	-	-	100.0%
Total Net Revenue	37,819,996	68,339,368	(30,519,372)	-44.7%
Cost of goods sold
Normal inventory	(35,067,741)	(64,342,240)	29,274,499	-45.5%
Damaged corn	-	-	-	100.0%
Total Cost of Goods Sold	(35,067,741)	(64,342,240)	29,274,499	-45.5%
Gross Profit	2,752,255	3,997,128	(1,244,873)	-31.1%

Selling expenses	(3,156,574)	(6,207,310)	3,050,736	-49.1%
General and administrative expenses	(1,562,640)	(4,980,266)	3,417,626	-68.6%
Loss on impairment of assets	-	(6,586,425)
Total Operating Expense	(4,719,214)	(17,774,001)	13,054,787	-73.4%
Operating income (loss)	(1,966,959)	(13,776,873)	11,809,914	-85.7%

Interest income	2,557	19,476	(16,919)	-86.9%
Interest expense	(200,978)	(190,183)	(10,795)	5.7%
Non-operating income (loss)	28,547	(1,107,683)	1,136,230	-102.6%
Total Other Expense	(169,874)	(1,278,390)	1,108,516	-86.7%

Income (loss) before income taxes	(2,136,833)	(15,055,263)	12,918,430	-85.8%
Income taxes	(188,581)	(54,501)	(134,080)	246.0%
Net income (loss)	(2,325,414)	(15,109,764)	12,784,350	-84.6%
Net Income (loss) attributable to noncontrolling interests	297	194	103	53.1%
Net income (loss) attributable to Deyu Agriculture Corp.	(2,325,117)	(15,109,570)	12,784,453	-84.6%
Preferred stock dividends	(107,242)	(122,691)	15,449	-12.6%
Net income (loss) available to common stockholders	$(2,432,359)	(15,232,261)	$12,799,902	-84.0%

Net Revenue

Our net revenue for the three months ended September 30, 2014 was $37.8 million, a decrease of $30.5 million, or 44.7%, compared to $68.3 million for the three months ended September 30, 2013. This decrease was the combined result of a decrease of $19.0 million in corn sales, a decrease of $0.7 million in grain sales and a decrease of $10.8 million in bulk trading sales. Sales derived from our Corn Division, Grain Division and Bulk Trading Division for the three months ended September 30, 2014 were $28.6 million, $9.2 million and $0 million, respectively, accounting for 75.7%, 24.3% and 0% of total net revenue, respectively.

The following table breaks down the distribution of our sales volume and amount by division and as a percentage of gross sales:

	For The Three Months Ended September 30,
	2014			2013
	Volume (ton)	Net Revenue	% of total sales	Volume (ton)	Net Revenue	% of total sales	Changes	%
Corn Division
Normal inventory	75,420	$28,624,331	75.7%	135,000	$47,613,504	69.7%	$(18,989,173)	-39.9%
Damaged corn	-	-	-	-	-	-	-	-
Subtotal	75,420	28,624,331	75.7%	135,000	47,613,504	69.7%	(18,989,173)	-39.9%
Grain Division	6,679	9,195,665	24.3%	4,391	9,936,614	14.5%	(740,949)	-7.5%
Bulk Trading Division	-	-	-	10,530	10,789,250	15.8%	(10,789,250)	-100.0%
Total	82,099	$37,819,996	100.0%	149,921	$68,339,368	100.0%	$(30,519,372)	-44.7%

Net revenue from our Corn Division for the three months ended September 30, 2014 was approximately $28.6 million, a decrease of $19.0 million, or approximately 39.9%, as compared to $47.6 million for the three months ended September 30, 2013. The decrease was mainly the combined result of a decrease of 44.1% in sales volume and an increase of 7.6% in the average annual selling price of corn. The decrease was primarily due to a conservative strategy of reducing the sales volume temporarily taken by the Company to cope with the weak demand in the corn market.

Net revenue from our Grain Division for the three months ended September 30, 2014 was approximately $9.2 million, a decrease of $0.7 million, or 7.5%, as compared to $10.0 million for the three months ended September 30, 2013. The decrease was mainly attributable to the reduction in retail sales caused by the deteriorating efficiency of traditional retail sales.

Net revenue from our Bulk Trading Division for the three months ended September 30, 2014 was $0, a decrease of $10.8 million, or 100% as compared to $10.8 million for the three months ended September 30, 2013. This decrease was mainly attributable to a conservative strategy of reducing sales volume temporarily taken by the Company for bulk trading business.

Cost of Goods Sold

Cost of goods sold mainly consisted of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and packaging costs. Our cost of goods sold was $35.1 million, a decrease of $29.3 million, or 45.5%, as compared to $64.3 million for the three months ended September 30, 2013. This decrease was primarily attributable to the decrease in sales volume.

Gross Profit (loss)

The following table breaks down the gross profit (loss) and gross margin by division:

	For The Three Months Ended September 30,
	2014			2013
	Gross Profit	% of total Gross Profit	Margin	Gross Profit	% of total Gross Profit	Margin
Corn Division
Normal inventory	$1,224,232	44.5%	4.3%	$2,448,738	61.3%	5.1%
Damaged corn	-	-	-	-	-	-
Subtotal	1,224,232	44.5%	4.3%	2,448,738	61.3%	5.1%
Grain Division	1,528,023	55.5%	16.6%	1,365,285	34.2%	13.7%
Bulk Trading Division	-	-	-	183,105	4.6%	1.7%
Total	2,752,255	100.0%	7.3%	$3,997,128	100.0%	5.8%

Gross profit for the three months ended September 30, 2014 was $2.8 million, a decrease of $1.2 million, or 31.1%, as compared to gross profit of $4.0 million for the three months ended September 30, 2013. The decrease was a combined result of a decrease in gross profits of $1.2 million in the Corn Division, a decrease of $0.2 million in the Bulk Trading Division and an increase of $0.2 million in the Grain Division. Our gross margin increased from 5.8% for the three months ended September 30, 2013 to 7.3% for the three months ended September 30, 2014. The increase in gross margin was mainly attributable to the increase in sales percentage of the Grain Division sales with relatively higher gross margin compared with the Corn Division sales for the three months ended September 30, 2014.

Gross profit in the Corn Division was $1.2 million for the three months ended September 30, 2014, while gross profit in the Corn Division was $2.4 million for the three months ended September 30, 2013. Gross margin for our Corn Division was 4.3% for the three months ended September 30, 2014, compared with 5.1% for the three months ended September 30, 2013. Gross margin decreased 80 basis points, which was primarily due to the weak demand for corn from the downstream industries.

Gross profit in the Grain Division was $1.5 million for the three months ended September 30, 2014, an increase of $0.2 million or 11.9%, compared to $1.4 million for the three months ended September 30, 2013. The increase in gross profit in the Grain Division was mainly due to the increase of the bean-based grain product export business in Taizihu Group retail sales with relatively higher gross margin. Gross margin for the Grain Division was 16.6% for the three months ended September 30, 2014, which increased by 290 basis points from 13.7% for the three months ended September 30, 2013. This increase in gross margin was primarily due to the increase of export business with higher gross margin.

Gross profit in the Bulk Trading Division was $0, a decrease of $0.2 million or 100%, compared to gross profit of $0.2 million for the three months ended September 30, 2013.This decrease was mainly attributable to a conservative strategy of reducing sales volume temporarily taken by the Company for bulk trading business.

Selling Expenses

Selling expenses included expenses of freight, warehousing, handling, distribution, advertising, farmer subsidies, payroll and other expenses. Selling expenses for the three months ended September 30, 2014 were $3.2 million, a decrease of $3.1 million, or 49.1% from the $6.2 million for the three months ended September 30, 2013. The decrease was mainly attributable to the decline of freight costs caused by the reduction in sales volume.

General and Administrative Expenses

General and administrative expenses included payroll, professional services, rental, travel, depreciation and amortization, bad debt allowance. General and administrative expenses for the three months ended September 30, 2014 was $1.6 million, a decrease of $3.4 million or 68.6% compared to the three months ended September 30, 2013. This decrease was a combined result of a $1.6 million of general expenses reduction with the Company’s cost saving measures and a $1.8 million decrease in bad debt expense. The Company offered $0.4 million of incentives to customers for accelerating collections of accounts receivable in the second quarter of 2014, and recorded as write-off of allowance for doubtful accounts.

Loss on impairment of assets

 Loss on impairment of assets was nil million for the three months ended September 30, 2014 while Loss on impairment of assets was $6.6 million for the three months ended September 30, 2013, which represented a $5.8 million impairment loss of the land use rights of farmlands located in Yuci, Shanxi Province and a $0.8 million loss resulted from the termination of the construction of an uncompleted building in the subsidiary Huichun, due to a change in our plan of operation.

Non-operating income (loss)

Non-operating income for the three months ended September 30, 2014 was immaterial; while non-operating loss for the three months ended September 30, 2013 was $1.1 million, mainly represented donations to the local community and the deposal of unqualified inventories.

Interest Expense

Interest expense for the three months ended September 30, 2014 was $200,978 compared to $190,183 for the three months ended September 30, 2013, an increase of $10,795, or 5.7%. This increase was mainly due to the fluctuation of the balances on loans and their interest rates.

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

Income tax expenses were $188, 581 for the three months ended September 30, 2014; an increase of $134,080 or 246.0%, compared to $54,501 for the three months ended September 30, 2013. Income tax expenses were mainly representing the current income tax expenses derived from Huichun, both of which were subject to the 25% EIT rate. The increase of the income tax expenses was mainly due to the increase of taxable income in Huichun.

Net Income (Loss)

As a result of the above, we had net loss available to common stockholders of $2.4 million for the three months ended September 30, 2014 compared to a net loss of $15.2 million for the three months ended September 30, 2013.

Results of Operations for the nine months ended September 30, 2014 as Compared to the nine months ended September 30, 2013

	For The Nine Months Ended
	September 30,
	2014	2013	Change	%
Net revenue
Normal inventory	$66,935,029	$209,117,183	$(142,182,154)	-68.0%
Damaged corn	3,421,175	-	3,421,175	100.0%
Total Net Revenue	70,356,204	209,117,183	(138,760,979)	-66.4%
Cost of goods sold
Normal inventory	(61,985,481)	(190,705,629)	128,720,148	-67.5%
Damaged corn	(9,328,942)	-	(9,328,942)	100.0%
Total Cost of Goods Sold	(71,314,423)	(190,705,629)	119,391,206	-62.6%
Gross Profit	(958,219)	18,411,554	(19,369,773)	-105.2%

Selling expenses	(6,455,802)	(14,340,936)	7,885,134	-55.0%
General and administrative expenses	(6,250,903)	(9,884,504)	3,633,601	-36.8%
Loss of impairment of assets	-	6,586,425	(6,586,425)	-100.0%
Total Operating Expense	(12,706,705)	(30,811,865)	18,105,160	-58.8%
Operating income	(13,664,924)	(12,400,311)	(1,264,613)	10.2%

Interest income	4,516	33,148	(28,632)	-86.4%
Interest expense	(591,660)	(593,464)	1,804	-0.3%
Non-operating income (loss)	96,509	(2,307,679)	2,404,188	-104.2%
Total Other Expense	(490,635)	(2,867,995)	2,377,360	-82.9%

Income (loss) before income taxes	(14,155,559)	(15,268,306)	1,112,747	-7.3%
Income taxes	(372,440)	(580,054)	207,614	-35.8%
Net income (loss)	(14,527,999)	(15,848,360)	1,320,361	-8.3%
Net Income (loss) attributable to noncontrolling interests	604	3,998	(3,394)	-84.9%
Net income (loss) attributable to Deyu Agriculture Corp.	(14,527,395)	(15,844,362)	1,316,967	-8.3%
Preferred stock dividends	(312,096)	(356,114)	44,018	-12.4%
Net income (loss) available to common stockholders	$(14,839,491)	$(16,200,476)	$1,360,985	-8.4%

Net Revenue

Our net revenue for the nine months ended September 30, 2014 was $70.4 million, a decrease of $138.8 million, or 66.4%, compared to $209.1 million for the nine months ended September 30, 2013. This decrease was the combined result of a decrease of $73.3 million in corn sales, a decrease of $8.3 million in grain sales and a decrease of $57.1 million in bulk trading sales. Sales derived from our Corn Division, Grain Division and Bulk Trading Division for the nine months ended September 30, 2014 were $45.4 million, $24.4 million and $0.6 million, respectively, accounting for 64.6%, 34.6% and 0.8% of total net revenue, respectively.

The following table breaks down the distribution of our sales volume and amount by division and as a percentage of gross sales:

	For The Nine Months Ended September 30,
	2014			2013
	Volume (ton)	Net Revenue	% of total sales	Volume (ton)	Net Revenue	% of total sales	Changes	%
Corn Division
Normal inventory	114,060	$41,996,751	59.7%	331,620	$118,737,234	56.8%	$(76,740,483)	-64.6%
Damaged corn	40,880	3,421,175	4.9%	-	-	-	3,421,175	100.0%
Subtotal	154,940	45,417,926	64.6%	331,620	118,737,234	56.8%	(73,319,308)	-61.7%
Grain Division	15,205	24,354,578	34.6%	19,243	32,675,928	15.6%	(8,321,350)	-25.5%
Bulk Trading Division	674	583,700	0.8%	87,728	57,704,021	27.6%	(57,120,321)	-99.0%
Total	170,819	$70,356,204	100.0%	438,591	$209,117,183	100.0%	$(138,760,979)	-66.4%

Net revenue from our Corn Division for the nine months ended September 30, 2014 was approximately $45.4 million, a decrease of $73.3 million, or approximately 61.7%, as compared to $118.7 million for the nine months ended September 30 2013. The decrease was mainly the combined result of a decrease of 65.6% in sales volume and an increase of 18.1% in the average annual selling price of corn. The decrease was primarily due to the sales of mildewed corn inventory to third parties at prices lower than cost in the first quarter of 2014 and a conservative strategy of reducing sales volume temporarily taken by the Company to cope with the weak demand in the corn market.

Net revenue from our Grain Division for the nine months ended September 30, 2014 was approximately $24.4 million, a decrease of $8.3 million, or 25.5%, as compared to $32.7 million for the nine months ended September 30 2013. The decrease was mainly attributable to the reduction in retail sales caused by the deteriorating efficiency of traditional retail sales.

Net revenue from our Bulk Trading Division for the nine months ended September 30, 2014 was $0.6 million, a decrease of $57.1 million, or 99.0% as compared to $57.7 million for the nine months ended September 30 2013. This decrease was mainly attributable to a conservative strategy of reducing sales volume temporarily taken by the Company for its bulk trading business.

Cost of Goods Sold

Cost of goods sold mainly consisted of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and packaging costs. Our cost of goods sold was $71.3 million, a decrease of $119.4 million, or 62.6%, as compared to $190.7 million for the nine months ended September 30 2013. This decrease was primarily attributable to the decrease in sales volume.

Gross Profit (loss)

The following table breaks down the gross profit (loss) and gross margin by division:

	For The Nine Months Ended September 30,
	2014			2013
	Gross Profit	% of total Gross Profit	Margin	Gross Profit	% of total Gross Profit	Margin
Corn Division
Normal inventory	$1,831,303	-191.1%	4.4%	$10,593,137	57.5%	8.9%
Damaged corn	(5,907,766)	616.5%	-172.7%	-	-	-
Subtotal	(4,076,463)	425.4%	-9.0%	10,593,137	57.5%	8.9%
Grain Division	3,329,791	-347.5%	13.7%	5,756,671	31.3%	17.6%
Bulk Trading Division	(211,547)	22.1%	-36.2%	2,061,746	11.2%	3.6%
Total	(958,219)	100.0%	-1.4%	$18,411,554	100.0%	8.8%

Gross loss for the nine months ended September 30, 2014 was $1.0 million, as compared to gross profit of $18.4 million for the nine months ended September 30 2013. The decrease was a combined result of a decrease in gross profits of $14.7 million in the Corn Division, a decrease of $2.4 million in the Grain Division and a decrease of $2.3 million in the Bulk Trading Division. Our gross margin decreased from 8.8% for the nine months ended September 30 2013 to (1.4%) for the nine months ended September 30 2014. The decrease in gross margin was mainly attributable to the gross loss resulting from the sales of mildewed corn inventory to third parties at prices lower than cost in the first quarter of 2014.

Gross loss in the Corn Division was $4.1 million for the nine months ended September 30 2014, while gross profit in the Corn Division was $10.6 million for the nine months ended September 30 2013. Gross margin for our Corn Division was (9.0%) for the nine months ended September 30 2014, compared with 8.9% for the nine months ended September 30 2013. The Company incurred gross loss of $5.9 million from the sales of the mildewed corn inventory to third parties at prices lower than cost for the nine months ended September 30 2014. Taking out the impact of the disposal of mildewed corn, gross profit and gross margin from the sales of normal corn was $1.8 million and 4.4%, respectively. Gross margin from the sales of normal corn decreased 450 basis points, which was primarily due to the weak demand for corn from the downstream industries.

Gross profit in the Grain Division was $3.3 million for the nine months ended September 302014, a decrease of $2.4 million or 42.2%, compared to $5.8 million for the nine months ended September 30 2013. The decrease in gross profit in the Grain Division was mainly due to the reduction of retail sales and the decline of gross margin. Gross margin for the Grain Division was 13.7% for the nine months ended September 30 2014, which decreased by 390 basis points from 17.6% for the nine months ended September 30 2013. This decrease in gross margin was primarily due to the increasing cost of raw materials in addition to the reduction in grain retail sales with higher gross margin.

Gross loss in the Bulk Trading Division was $0.2, a decrease of $2.3 million or 110.3%, compared to gross profit of $2.1 million for the nine months ended September 30 2013.This decrease was mainly attributable to a conservative strategy of reducing sales volume, temporarily taken by the Company for bulk trading business.

Selling Expenses

Selling expenses included expenses of freight, warehousing, handling, distribution, advertising, farmer subsidies, payroll and other expenses. Selling expenses for the nine months ended September 30, 2014 were $6.5 million, a decreased of $7.9 million, or 55.0% from the $14.3 million for the nine months ended September 30, 2013. The decrease was mainly attributable to the decline of freight costs caused by the reduction in sales volume.

General and Administrative Expenses

General and administrative expenses included payroll, professional services, rental, travel, depreciation and amortization, and bad debt allowance. General and administrative expenses for the nine months ended September 30, 2014 was $6.3 million, a decrease of $3.6 million or 36.8% compared to the nine months ended September 30, 2013. This decrease was a combined result of a reduction of $3.0 million in general expenses as a result of the Company’s cost saving measures and a $0.8 million decrease in bad debt expenses. The Company offered $0.8 million of incentives to customers for accelerating collections of accounts receivable in the second quarter of 2014, and recorded as write-off of allowance for doubtful accounts.

Loss on impairment of assets

 Loss on impairment of assets was nil for the nine months ended September 30, 2014, while loss on impairment of assets was $6.6 million for the nine months ended September 30, 2013, which represented a $5.8 million impairment loss of the land use rights of farmlands located in Yuci, Shanxi Province and a $0.8 million loss resulted from the termination of the construction of an uncompleted building in our Huichun subsidiary, due to a change in our plan of operation.

Interest Expense

Interest expense for the nine months ended September 30, 2014 was $591, 660 compared to $593,464 for the nine months ended September 30, 2013, a decrease of $1,804, or 0.3%. This decrease was mainly due to the fluctuation of balances on loans and their interest rates.

Non-operating income (loss)

Non-operating income for the nine months ended September 30, 2014 was immaterial. While non-operating loss for the nine months ended September 30, 2013 was $2.3 million, mainly representing the inventory loss due to the collapse of our warehouses under a heavy snow storm in April 2013, the deposal of unqualified inventories and donations to the local community.

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

Income tax expenses were $372,440 for the nine months ended September 30, 2014; a decrease of $207,614 or 35.8%, compared to $580,054 for the nine months ended September 30, 2013. Income tax expenses were mainly representing the current income tax expenses derived from Huichun, both of which were subject to the 25% EIT rate. The decrease of the income tax expenses was mainly due to the decline of taxable income in Huichun.

Net Income (Loss)

As a result of the above, we had net loss available to common stockholders of $14.8 million for the nine months ended September 30, 2014 compared to a net loss of $16.2 million for the nine months ended September 30, 2013.

Liquidity and Capital Resources

The following summarizes the key components of our cash flows for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended September 30,
	2014	2013

Net cash provided by operating activities	$452,253	$8,141,822
Net cash used in investing activities	(376,122)	(632,522)
Net cash provided by (used in) financing activities	-	(8,694,752)
Effect of exchange rate change on cash and cash equivalents	(2,985)	(18,432)
Net (decrease) increase in cash and cash equivalents	$73,146	$(1,203,884)

Net cash provided by operating activities totaled approximately $0.5 million for the nine months ended September 30, 2014 and $8.1 million for the nine months ended September 30 2013, a decrease of $7.6 million. We incurred $15.0 million of net loss available to common stockholders for the nine months ended September 30 2014, while we incurred $16.2 million of net loss available to common stockholders for the nine months ended September 30 2013, This decrease was primarily attributable to continue losses which weakened the operating cash flow.

Net cash used in investing activities for the nine months ended September 30, 2014 and 2013 was $0.4 million and $0.6 million, respectively. There was no material net cash used in investing activities for the nine months ended September 30, 2014 and 2013.

Net cash provided in financing activities for the nine months ended September 30, 2014 was $0 and net cash used in financing activities for the nine months ended September 30 2013 was $8.7 million. There was no material net cash used in financing activities for the nine months ended September 30 2014, and cash used in financing activities for the nine months ended September 30 2013 was the repayment of short-term loans from bank and related parties.

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

Contractual Obligations

The following table presents the Company’s material contractual obligations As of September 30, 2014:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Bank Loans	$7,362,333	$7,362,333	$-	$-	$-
Operating Lease Obligations	1,875,600	233,670	344,412	342,782	954,736
	$9,237,933	$7,596,003	$344,412	$342,782	$954,736

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

As of September 30, 2014, the balance of restricted cash of $16,292 represents a pledge for a bank loan of $14,663 (RMB90, 000) obtained from Bank of Communications Gongzhufen Sub-branch on December 15, 2013

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis. The Company wrote off $834,253 of allowance for doubtful accounts for the period ended September 30, 2014 as a result of incentives offered to customers for accelerating collections of accounts receivable. The balance of allowance for doubtful accounts as of September 30, 2014 and December 31, 2013 was $1,328,272 and $984,717, respectively.

Inventories

The Company's inventories are stated at lower of cost or market. Cost is determined on a moving-average basis. Costs of inventories include purchase and related costs incurred in delivering products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. The balance of reserve for inventory valuation as of September 30, 2014 and December 31, 2013 was $142,107 and $4,603,929, respectively.

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

Long-lived assets

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), "Property, Plant, and Equipment" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. As of September 30, 2014 and December 31, 2013, the balance of impairment of construction-in-progress was $729,937 and $740,102, respectively.

Intangible assets

For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the assets. For the nine months ended September 30 2014, there was no impairment loss of intangible assets. As of September 30, 2014 and December 31, 2013, the balance of impairment of intangible assets was $6,901,090 and $6,675,073, respectively.

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

This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (ASC 820). This Staff Position delays the effective date of SFAS No. 157 (ASC 820) for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 (ASC 820) had no effect on the Company's financial position or results of operations for the nine months ended September 30 2014.

We also analyze all financial instruments with features of both liabilities and equity under ASC 480-10 (formerly SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”) and ASC 815-40 (formerly EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). We have determined ASC 480-10 (formerly SFAS 150) and ASC 815-40 (formerly EITF 00-19) had no material effect on our financial position or results of operations for the nine months ended September 30 2014.

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

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded. The estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. The sales discounts for the nine months ended September 30, 2014 and 2013 were not material.

We offer a right of exchange on our grain products sold through our relationships with grocery store networks. The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased. In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes. The returns of our products was not material for the nine months ended September 30, 2014 and $819,972 for the nine months ended September 30, 2013.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the nine months ended September 30, 2014 and 2013 were $335, 326 and $219,415, respectively.

Research and development

The Company expenses its research and development costs as incurred. Research and development expenses for the nine months ended September 30, 2014 and 2013 were not material.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material effect on the Company’s consolidated financial statements for the nine months ended September 30 2014.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40)”. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. At the conclusion of the period ended September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that As of September 30, 2014, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

DEYU AGRICULTURE CORP.

Signature	Title	Date

/s/ Hong Wang	Acting Chief Executive Officer, Principal Executive Officer	November 12, 2014
Hong Wang

/s/ Emma Wan	Acting Chief Financial Officer, Principal Financial	November 12, 2014
Emma Wan	and Accounting Officer

