Form 10-K
period 2014-12-31
Deyu Agriculture Corp.
filed 2015-03-31
CIK 1467746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the Fiscal Year Ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-160476

DEYU AGRICULTURE CORP.
(Exact name of registrant as specified in its charter)

Nevada	80-0329825
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No ☒

As of the end of the issuer’s most recently completed second fiscal quarter, the issuer’s public float was approximately $1,071,828.  As of the end of the issuer’s fiscal year ended December 31, 2014, its net revenue was $109,677,220. The number of outstanding shares of the registrant’s Common Stock on March 23, 2015 was 11,044,328.

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

We are a vertically integrated producer, processor, marketer and distributor of organic and other agricultural products made from corn and grains operating in Shanxi Province in the People's Republic of China. We have a sales network covering manufacturers, grain traders, wholesalers, distributors and retail stores throughout China. Our facilities include modern warehouses with storage capacity of over 100,000 tons and sophisticated production lines with annual production capacity of over 108,000 and 700,000 tons for grain products and corn, respectively.

Our business operations are mainly conducted through our wholly owned PRC subsidiaries, JinzhongDeyu Agriculture Trading Co. Limited (“JinzhongDeyu”), JinzhongYuliang Agriculture Trading Co. Limited (“Yuliang”), Shanxi Taizihu Food Co. Ltd. (“Taizihu”) and Shanxi Huichun Bean Products Co., Ltd (“Huichun”). Yuliang focus on processing and distributing our corn and corn byproducts. Our grain processing, distribution and bulk trading business are mainly conducted through JinzhongDeyu, Taizihu and Huichun.

A brief description of our products is set forth below, by division:

·	Corn Division –acquires unprocessed corn for value-added processing such as cleaning, drying packaging, etc. The main customers for this division range from livestock feed companies to corn oil/corn starch manufacturing companies as well as governmental procurement agencies in China.

·	Grain Division –acquires unprocessed grains including millet, green bean, soy bean, black rice and many other varieties of grains traditionally grown and consumed in China for value-added processing such as peeling, cleaning, grinding, packaging, etc. The Grain Division also produces and distributes deep processed food products, such as bean based products, fruit vinegars and juices, noodles and other grain products. We sell our processed grain products to wholesalers, distributors, institutional clients, etc.

·	Bulk Trading Division –conducts bulk trading through procuring and wholesales of rice, flour, wheat, kidney beans, green beans and other agricultural products. The majority of the customers of this division include food manufacturers, grain trading companies, wholesalers and governmental procurement agencies in China.

Operating revenue from continuing operations for the year ended December 31, 2014 was $109,667,220, representing a 55.5% decrease from $246,350,104 for the year ended December 31, 2013. Our net loss available to common stockholders for the year ended December 31, 2014 was $17,356,472, representing a 35.3% decrease from our net income of $26,818,546 for the year ended December 31, 2013.

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

Corporate History

2010 Share Exchange and Preferred Stock Financings

On April 27, 2010, Deyu (then known as Eco Building International, Inc.) completed the acquisition of City Zone Holdings Limited, an emerging organic and non-organic agricultural products distributor in Shanxi Province, China, engaged in procuring, processing, marketing and distributing various grain and corn products (“City Zone”), by means of a share exchange (the “Exchange”). As a result of the Exchange, City Zone became a wholly owned subsidiary of Deyu.

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

On May 19, 2010, we changed our name from “Eco Building International, Inc.” to “Deyu Agriculture Corp.” FINRA declared the name change effective on June 2, 2010.

Recent Developments

As a result of changes in the economic environment and market conditions, as well as the negative impacts from some unexpected extreme weather conditions, our business has faced great challenges in 2014.

Corn is mainly used as raw material for livestock feeds and deep processed products such as corn starch and ethanol. The corn market experienced a downturn as result of weak demand from the downstream industries with consecutive increase of output in the past few years in China. The on-going downturn continued to impact our business in 2014, for the demand of corn continued to be weak. In order to stabilize the market, the Chinese government started to implement some measures in the second quarter 2014, including government procurement and providing subsidies to downstream manufacturers. The market showed some fluctuation and the average sales prices in the second half of the year had a slight increase. The Company increased the corn sales volume slightly according to the market situation although the Company is still undertaking a conservative strategy.

The weather during the past winter in Shanxi Province in China was abnormally warm compared to winters of previous years and has caused serious damage to our inventories. This badly affected our operations. The Company incurred a substantial gross loss of $5.9 million from the disposal of the damaged corn inventory which mildewed in the first quarter of 2014. The Company has taken effective measures to prevent further mildewing, such as isolating the damaged inventories, continuous and constant drying of the stock by machines and improving air ventilation in the warehouses. The Company prevented further damage after imposing stricter control measures.

For the business of our Grain Division, we slow downed our retail grain package business due to the deteriorating efficiency of existing retail. During 2014 we developed our direct export business by selling grain products directly to other countries including, without limitation, the U.S., Australia, Canada, Israel, Denmark.

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

Advanced Production Lines

We have a modern processing center for corn with five drying cylinders and six warehouses, the construction of which was completed in 2011. Our total capacity of storage and annual turnover of corn has exceeded 100,000 tons and 700,000 tons, respectively. We are also equipped with fully automatic and advanced production lines for grain processing with a total production capacity of over 108,000 tons. The advanced production lines and production technologies help produce grain products with high quality by maintaining the nutritional components of the products.

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

Established Sales Network

We have cultivated a national network in China for corn and bulk trading with customers including various livestock feed companies, food manufacturers, corn oil/corn starch manufacturing companies, grain trading companies, wholesalers and governmental procurement agencies. Meanwhile, we sell our processed grain products to wholesalers, distributors, institutional clients and retail stores. We also directly export organic bean-based products to countries including, without limitation, the U.S., Australia, Canada, Israel, Denmark.

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

Key Customers

Our customers are mainly in China, composed mainly of (a) livestock feed companies, corn oil/corn starch manufacturing companies and governmental procurement agencies in our Corn Division; (b) wholesalers distributors, institutional clients and retail stores in our Grain Division; and (c) grain trading companies, wholesalers and governmental procurement agencies in our Bulk Trading Division. Our OEM products made of beans are also sold directly to the U.S., Australia, Canada, Israel, Denmark and other countries.

For the year ended December 31, 2014, sales revenue generated from Deyufang Innovation Food (Beijing) Co., Ltd. (“Deyufang”) accounted for 19.7% of the Company's consolidated gross revenue, while no single customer accounted for greater than 10% of the Company’s consolidated gross revenue for the years ended December 31, 2013. As of December 31, 2014, accounts receivable due from Deyufang Innovation Food (Beijing) Co., Ltd. accounted for 12.3% of the Company’s consolidated accounts receivables, while no single customer accounted for greater than 10% of the consolidated accounts receivable as of December 31, 2013

For our Corn Division, we developed large livestock feed companies as our customers, but our customer base is still diversified and no single customer accounted for greater than 10% of the division’s gross revenue in 2014 or 2013.

For our Grain Division, we provided OEM products in 2014 and 2013. Deyufang accounted for 64.6% and 53.3% of gross sales of the Grain Division for the year ended December 31, 2014 and 2013, respectively.

 For our Bulk Trading Division, Shanxi Helifahua Trading Co., Ltd., Shenzhen Xinjiawang Agriculture and By-products Development Co., Ltd., and Yuchi Kaiwang Grain and Oil Wholesale Department accounted for 27.8%, 14.6% and 10.9% of gross sales of the Bulk Trading Division, respectively for the year ended December 31, 2014, while Shanxi Helifahua Trading Co., Ltd. and JinzhongKangshuaijianmin Food Trading Co., Ltd. accounted for 12.7% and 10.4% of gross sales of the Bulk Trading Division, respectively for the fiscal year ended December 31, 2013.

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

We purchase most of the raw materials directly from farmers and farmer’s agents by payment in advance or immediately after the procurement. We also purchase raw materials from grain traders. We purchased raw materials from several suppliers, including State Grain Reserves Changzi Directly-subordinate, Shanxi China Grain Reserves Corporation Shouyang Directly-Subordinate Warehouse, Shanxi China Grain Reserves Corporation Trading Company and Shanxi China Grain Reserves Corporation Taigu Directly-subordinate Warehouse, which accounted for 21.8%, 20.5%, 18.5% and 17.8% for the fiscal year ended December 31, 2014, respectively; and Shanxi China Grain Reserves Corporation Yangshou Directly-Subordinate Warehouse, Shanxi China Grain Reserves Corporation Taigu Directly-subordinate Warehouse, State Grain Reserves Changzhi Directly-subordinate Warehouse and Shanxi China Grain Reserves Corporation Trading Company, which accounted for 27.3%, 26%, 24.2% and 18.5% for the fiscal year ended December 31, 2013, respectively.

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

Competitive Landscape

In the corn market and grain bulk trading industry, our current major competitors are smaller and local focus traders such as JinzhongDexinchang Trading Co., Ltd., Jinjian Rice Industry Co., Ltd. and Beijing Guchuan Food Co., Ltd., which are mainly engaged in the corn and grain bulk procurement and wholesale businesses.

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

We sell our grain products to wholesalers, distributors and retail stores in China. We develop commercial sales of refined grain products to institutional clients. Our OEM products made of beans are also sold directly to the U.S., Australia, Canada, Israel, Denmark and other countries.

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

Our six warehouses are equipped with advanced detection and air ventilation devices to ensure cereals are being kept in good condition. Ventilation ducts are installed on the ground level of the warehouses. Once moisture is detected, air ventilation driven by a blower will help disseminate the overall heat on the cereals. Infrared temperature sensors and 360-degree high resolution cameras have been installed in each warehouse to allow the control room to conduct 24-hour monitoring for real-time analysis of water, moisture, mildew and pests so that we can quickly take corrective measures.

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

To ensure high quality, we have installed fully automated production equipment at our facilities. Characteristics of our production lines and equipment are as follows:

·	Production equipment for grain processing is fully automated. We use elevators to move raw materials through the production process. The production process is fully enclosed for protection against any pollution or contamination. We have installed equipment with advanced color selection technology for grains. We believe the device is stable and reliable, and it features automatic temperature control, automatic removal of dust and impurities, automatic air pressure detection, self injection and light testing. We have a cooling system that helps millet maintain its nutritious components, color and appearance. Selective application of the polishing process helps maintain nutritional components.

·	Soybean food series production uses advanced technology of dry heat extrusion equipment in oil extraction, oil purification filling, milling, squeezing and other equipment which undertake processes of peeling, crushing, oil extraction, milling, forming, drying, shaping, sterilization, packaging and other processes in the production of various soybean products while retaining most of the raw nutrients.

·	Production lines for our fruit vinegar and fruit juice include water treatment equipment, sugar devices, dispensing equipment, homogenization equipment, sterilization equipment and aseptic filling equipment. We use Ro water treatment equipment and remote infrared automatic filling equipment. Sterilization technology adopts aseptic filling and high temperature sterilization processes to ensure high quality of products and advanced, reliable, automatic and stable quality for the entire production line.

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

Research and Development

Research and development expenses were immaterial for the years ended December 31, 2014 and 2013.

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

Grain Production and Sales Business

Our production, purchases and sales of grain food products are subject to the following rules and regulations in China:

·	“The Food Safety Law of the People’s Republic of China” (the “Food Safety Law”)
·	“Regulations on the Implementation of the Food Safety Law of the People’s Republic of China” (the “Regulations”)
·	“Law of the People’s Republic of China on Quality and Safety of Agricultural Products” and the “Food Distribution Management Ordinance”

We are engaged in exporting grain food products in oversea markets and therefore our production, purchase and sales of grain food products are also subject to the following rules or regulations as they pertain to the food products exporting business:

·	“Administrative Provisions on the Filing of Export Food Manufacturers”
·	“Hygiene Requirements for Export Food Manufacturers”
·	“List of Products Requiring HACCP Audit for Filing of Export Food Manufacturers”

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

Intellectual Property

With the exception of our registered trademarks “Deyu”, “Shitie”, “Huichun”, “LongQuan Villa” and “Fushite”, we do not own any patents, trademarks, licenses or franchises on our products or processes. We also own the rights to the domain name www.deyuagri.com , which is currently in good standing.

Employees

We currently have approximately 445 full time employees and varying numbers of part-time employees working on a seasonal basis.

ITEM 1A. Risk Factors

We are a “smaller reporting company” and as such, are not required to provide this information.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our production facilities are located in Jinzhong and Quwo of Shanxi Province with total site coverage of approximately 1,780,000 square feet (approximately 165,000 square meters) and constructed area of 482,000 square feet (approximately 45,000 square meters). We own a modern processing center with five drying cylinders for corn and the six warehouses for storage of 70,000 tons and have a large rental warehouse named the Shanxi 661 Warehouse with a storage capacity of 30,000 tons, of which the total capacity of annual turnover may reach more than 700,000 tons. We have eight production lines for grain processing with total production capacity of over 108,000 tons. Our facilities are equipped with advanced crop production, processing and packaging lines as well as modern equipment.

According to government regulations of the PRC, the PRC Government owns all land. We own the following land use rights for farmland and/or industrial lands: (1) land use rights of farmland in Jinzhong Shanxi consisting of 17,000 acres (approximately 70,000,000 square meters) for the remaining average of 35 years; (2) land use right of the industrial land in Quwo, Shanxi consisting of 1,076,000 square feet (approximately 100,000 square meters) for the remaining 42 years (3) land use right of the industrial land in Yuci District of Jinzhong, Shanxi consisting of 504,000 square feet (approximately 47,000 square meters) for the remaining 46 years; (4) land use right of the industrial land in Shanzhuangtou, JinzhongDeyu of 125,000 square feet (approximately 12,000 square meters) for the remaining 23 years; (5) land use right of the industrial land in Shanzhuangtou, JinzhongDeyu of 73,000 square feet (approximately 6,800 square meters) for the remaining 47 years.

ITEM 3.  Legal Proceedings

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

Closing Bid Prices

	High ($)	Low ($)

Fiscal Year Ended December 31, 2013

1st Quarter (January 1 – March 31):	1.05	0.32

2rd Quarter (April 1 – June 30):	0.60	0.21

3nd Quarter (July 1 – September 30):	0.43	0.20

4th Quarter (October 1 – December 31):	0.36	0.20

Fiscal Year Ended December 31, 2014

1st Quarter:	0.44	0.20

2rd Quarter:	0.45	0.19

3nd Quarter:	0.30	0.20

4th Quarter:	0.35	0.18

The following table presents certain information with respect to our equity compensation plan as of December 31, 2014:

Number of
securities remaining
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-

Equity compensation plans not approved by security holders(1)	670,000	2.99	575,586

Total	670,000	$2.99	575,586

(1)	On November 4, 2010, the Company’s Board of Directors approved the Company’s 2010 Share Incentive Plan. On November 8, 2010, a total of 931,000 non-qualified incentive stock options were approved by our Board of Directors and granted under the Plan to executives, key employees, independent directors, and consultants at an exercise price of $4.40 per share and on December 15, 2010, 40,000 non-qualified incentive stock shares were approved by our Board of Directors and granted under the Plan to a consultant at an exercise price of $4.40 per share, all of the granted options have vested:

On March 8, 2012, the Company’s Board of Directors increased the number of shares allocated to and authorized for use under the Plan from 1,000,000 shares to 1,245,586 shares, the maximum number of shares allowable pursuant to the terms of the Plan and granted 420,000 options under the Plan to independent directors, officers and key employees of the Company, of which included some new options and those re-granted after such options were forfeited by other former employees as a result of their resignations from the Company in accordance with the terms of their option agreements. All of the granted options have vested:

On November 23, 2012, our Board of Directors allocated to and authorized to re-grant 150,000 options to a director of the Company after such options were forfeited by other former employees as a result of their resignations from the Company in accordance with the terms of their option agreements. All of the granted options have vested:

On November 5, 2011, we filed a Registration Statement with the SEC on Form S-8 covering up to 1,000,000 shares underlying options which may be granted under the Plan. As of March 31, 2015, none of the options granted pursuant to the Plan have been exercised.

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

Holders of Common Equity

On March 23, 2015, we had 11,044,328 shares of common stock issued and outstanding to 27 holders of record, and the closing price of our common stock as quoted on the OTCQB was $0.34 per share.  The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

On July 11, 2014, we issued 63,391 shares of Series A convertible preferred shares as a cumulative Series A convertible preferred share dividend of $278,920 in aggregate, to such holders of Series A convertible preferred stock on a pro rata basis.

On January 9, 2015, we issued 65,140 shares of Series A convertible preferred shares as a cumulative Series A convertible preferred share dividend of $208,449 in aggregate, to such holders of Series A convertible preferred stock on a pro rata basis.

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

Recent Developments

Operating revenue for the year ended December 31, 2014 was $109,677,220, representing a 55.5% decrease from $246,350,104 for the year ended December 31, 2013. Our net loss available to common stockholders for the year ended December 31, 2014 was $17,356, 472 representing a 35.3% decrease from $26,818,546 of net income for the year ended December 31, 2013.

As a result of changes in the economic environment and market conditions, as well as the negative impacts from some unexpected extreme weather conditions, our business faced great challenges in 2014.

Corn is mainly used as raw material for livestock feeds and deep processed products such as corn starch and ethanol. The corn market experienced a downturn as result of weak demand from the downstream industries with consecutive increase of output in the past few years in China. The on-going downturn continued to impact our business in 2014, for the demand of corn continued to be weak. In order to stabilize the market, the Chinese government started to implement some measures in the second quarter 2014, including government procurement and providing subsidies to downstream manufacturers. The market showed some fluctuation and the average sales prices in the second half of the year had a slight increase. The Company increased the corn sales volume slightly according to the market situation although the Company is still undertaking a conservative strategy.

The weather during the past winter in Shanxi Province in China was abnormally warm compared to winters of previous years and has caused serious damage to our inventories. This badly affected our operations. The Company incurred a substantial gross loss of $5.9 million from the disposal of the damaged corn inventory which mildewed in the first quarter of 2014. The Company has taken effective measures to prevent further mildewing, such as isolating the damaged inventories, continuous and constant drying of the stock by machines and improving air ventilation in the warehouses. The Company’s prevented further damage after imposing stricter control measures.

For the business of our Grain Division, we slow downed our retail grain package business due to the deteriorating efficiency of existing retail. During 2014 we developed our direct export business by selling grain products directly to other countries including, without limitation, the U.S., Australia, Canada, Israel, Denmark.

Plan of Operation

The demand in the corn market showed some signs of recovery since the second quarter of 2014, but it still needs time for full recovery, for the demand from livestock feed companies was still weak and deep processed corn companies have been running in the red for several years. However, we still believe that the agriculture sector is very promising in the long term even though the evolving market conditions in China currently present great challenges.

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

Results of Operations for the year ended December 31, 2014 as Compared to the year ended December 31, 2013

	For The Year Ended
	December 31,
	2014	2013	Change	%
Net revenue
Normal inventory	$106,256,045	$246,350,104	$(140,094,059)	-56.9%
Damaged corn	3,421,175	-	3,421,175.00	100.0%
Total Net Revenue	109,677,220	246,350,104	(136,672,884)	-55.5%
Cost of goods sold
Normal inventory	(99,085,690)	(227,250,013)	128,164,323	-56.4%
Damaged corn	(9,328,942)	-	-9,328,942.00	100.0%
Loss on inventory valuation reserve	-	-4,478,174.00	4,478,174.00	100.0%
Total Cost of Good Sold	(108,414,632)	(227,250,013)	118,835,381	-52.3%
Gross Profit	1,262,588	14,621,917	(13,359,329)	-91.4%

Selling expenses	(9,600,879)	(17,447,531)	7,846,652	-45.0%
General and administrative expenses	(7,468,660)	(13,195,537)	5,726,877	-43.4%
Loss on impairment of assets	-	(7,346,776)	(7,346,776)	100.0%
Total Operating Expense	(17,069,539)	(37,989,844)	20,920,305	-55.1%
Operating income (loss)	(15,806,951)	(23,367,927)	7,560,976	-32.4%

Interest income	6,263	35,193	(28,930)	-82.2%
Interest expense	(783,560)	(790,438)	6,878	-0.9%
Non-operating income (loss)	146,623	(403,885)	550,508	-136.3%
Total Other Expense	(630,674)	(1,159,130)	528,456	-45.6%

Income (loss) before income taxes	(16,437,625)	(24,527,057)	8,089,432	-33.0%
Income taxes	(501,262)	(604,450)	103,188	-17.1%
Net income (loss)	(16,938,887)	(25,131,507)	8,192,620	-32.6%
Extraordinary loss (after taxes)	0	(1,212,430)	(1,212,430)	100%
Net Income (loss) attributable to noncontrolling interests	1,039	4,160	(3,121)	-75.0%
Net income (loss) attributable to Deyu Agriculture Corp.	(16,937,848)	(26,339,777)	9,401,929	-35.7%
Preferred stock dividends	(418,624)	(478,769)	60,145	-12.6%
Net income (loss) available to common stockholders	$(17,356,472)	(26,818,546)	$9,462,074	-35.3%

Net Revenue

Our net revenue for the year ended December 31, 2014 was $109.7 million, a decrease of $136.7 million, or 55.5%, compared to $246.4 million for the year ended December 31, 2013. This decrease was the combined result of a decrease of $70.7 million in corn sales, a decrease of $8.2 million in grain sales and a decrease of $61.1 million in bulk trading sales. Sales derived from our Corn Division, Grain Division and Bulk Trading Division for the year ended December 31, 2014 were $75.3 million, $33.4 million and $1.0 million, respectively, accounting for 68.6%, 30.5% and 0.9% of total net revenue, respectively.

The following table breaks down the distribution of our sales volume and amount by division and as a percentage of gross sales:

	For The Year Ended December 31
	2014			2013
	Volume (ton)	Net Revenue	% of total sales	Volume (ton)	Net Revenue	% of total sales	Changes	%
Corn Division
Normal inventory	195,300	$71,842,623	65.5%	398,940	142,560,749	57.9%	$(70,718,126)	-49.6%
Damaged corn	40,880	3,421,175	3.1%	-	-	-	$3,421,175	100%
Subtotal	236,180	75,263,798	68.6%	398,940	142,560,749	57.9%	(67,296,951)	-47.2%
Grain Division	20,797	33,399,849	30.5%	23,022	41,637,805	16.9%	(8,237,956)	-19.8%
Bulk Trading Division	1,170	1,013,573	0.9%	92,576	62,151,550	25.2%	(61,137,977)	-98.4%
Total	258,147	$109,677,220	100.0%	514,538	246,350,104	100.0%	$(136,672,884)	-55.5%

Net revenue from our Corn Division for the year ended December 31, 2014 was approximately $75.3 million, a decrease of $70.7 million, or approximately 49.6%, as compared to $142.6 million for the year ended December 31, 2013. The decrease was mainly the combined result of a decrease of 51.0% in sales volume and an increase of 2.9% in the average annual selling price of corn. The decrease was primarily due to the conservative strategy temporarily taken by the Company to cope with the weak demand in the corn market.

Net revenue from our Grain Division for the year ended December 31, 2014 was approximately $33.4 million, a decrease of $8.2 million, or 19.8%, as compared to $41.6 million for the year ended December 31, 2013. The decrease was mainly attributable to the decline in retail sales in supermarket and convenience stores, which was caused by the rising distribution channel cost of traditional retail sales.

Net revenue from our Bulk Trading Division for the year ended December 31, 2014 was approximately $1.0 million, a decrease of $61.1 million, or 98.4% as compared to $62.1 million for the year ended December 31, 2013. This decrease was mainly attributable to the lack of cash resources temporarily for bulk trading business.

Cost of Goods Sold

Cost of goods sold mainly consisted of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and packaging costs. Our cost of goods sold was $108.4 million, to a decrease of $118.8 million, or 52.3%, as compared to $227.3 million for the year ended December 31, 2013. This decrease was primarily attributable to the decrease in sales volume.

Gross Profit

The following table breaks down the gross profit and gross margin by division:

	For The Year Ended December 31,
	2014			2013
	Gross Profit	% of total Gross Profit	Margin	Gross Profit	% of total Gross Profit	Margin
Corn Division
Normal inventory	$2,995,765	237.3%	4.2%	$11,493,696	78.6%	8.1%
Damaged corn	-5,907,766	-467.9%	-172.7%	-	-	-
Subtotal	(2,912,001)	-230.6%	-3.9%	11,493,696	78.6%	8.1%
Grain Division	4,386,304	347.4%	13.1%	5,489,331	37.5%	13.2%
Bulk Trading Division	-211,715	-17%	-20.9%	2,117,064	14.5%	3.4%
Total	1,262,588	100.0%	1.2%	19,100,091	130.6%	7.8%
Loss on inventory valuation reserve	$-			(4,478,174)	-30.6%	-1.8%
	1,262,588		1.2%	14,621,917	100.0%	6.0%

Our gross profit for the year ended December 31, 2014 was $1.3 million, a decrease of $13.4 million, or 91.4%, as compared to $14.6 million for the year ended December 31, 2013. The decrease was a combined result of a decrease in gross profits of $14.4 million in the Corn Division, a decrease of $1.1 million in the Grain Division, a decrease of $2.3 million in the Bulk Trading Division and a loss on inventory valuation reserve of $4.5 million occurred in the year ended December 31, 2013. Our gross margin decreased from 6.0% for the year ended December 31, 2013 to 1.2% for the year ended December 31, 2014. The decrease in gross margin was mainly the result of the decline of gross margin in Corn division.

Gross loss in the Corn Division was $2.9 million for the year ended December 31, 2014, while gross profit for the year ended December 31, 2013 was $11.5 million. Gross margin for the corn division for the year 2014 was (3.9%), compared with the gross margin of 8.1% for the year ended December 31, 2013. The Company incurred the gross loss of $5.9 million from the sales of the mildewed corn inventory to third parties at prices lower than the cost during the first quarter of 2014. Taking out the impact of disposal of mildewed corn, gross profit and gross margin from the sales of the normal corn was $3.0 million and 4.2%, respectively. Gross margin from normal corn sales decreased for 393 basis points, which was primarily due to the pressure from the government’s intervention on the corn pricing and the weak demand for corn from the downstream industries.

Gross profit in the Grain Division was $4.4 million. Gross margin for the Grain Division was 13.1 % for the year ended December 31, 2014, which decreased by 7 basis points from 13.2% for the year ended December 31, 2013. This decrease in gross margin was the combined result of the increase in the gross margin of the export business and decrease of the gross margin of the retail sales.

Gross loss in the Bulk Trading Division was $0.2 million. Gross margin in the Bulk Trading Division was (20.9%) for the year ended December 31, 2014, while gross margin of the bulk trading was 3.4% for the year ended December 31, 2013. This decrease in gross margin was primarily due to the market fluctuation.

Selling Expenses

Selling expenses included expenses of freight, warehousing, handling, distribution, advertising, farmer subsidies, payroll and other expenses. Selling expenses for the year ended December 31, 2014 were $9.6 million, a decrease of $7.8 million, or 45.0% from $17.4 million for the year ended December 31, 2013. The decrease was mainly attributable to the decline of the freight costs caused by the reduction in sales volume.

General and Administrative Expenses

General and administrative expenses included payroll, professional services, rental, travel, depreciation and amortization. General and administrative expenses for the year ended December 31, 2014 was $7.5 million, a decrease of $5.7 million or 43.4% compared to the year ended December 31, 2013. This decrease was a combined result of a reduction of $4.7 million in general expenses as a result of the Company are cost saving measures and a $1.8 million decrease in bad debt expenses. The Company offered $0.8 million of incentives to customers for accelerating collections of accounts receivable in 2014, and recorded as write-off of allowance for doubtful accounts.

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

Interest Expense

Interest expense for the year ended December 31, 2014 was $0.8 million, compared to $0.8 million for the year ended December 31, 2013 as there was no significant fluctuation on the average loan balances.

Non-operating Income (Loss)

Non-operating income for the year ended December 31, 2014 was $0.1 million, representing the income from the disposal of unqualified inventory in Huichun, while non-operating loss for the year ended December 31, 2013 was $0.4 million, representing customary donations to the local community.

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

Income tax expenses were $501,262 for the year ended December 31, 2014, mainly representing current income tax expenses derived from Huichun, which was subject to the 25% EIT rate. Income tax expenses were $604,450 for the year ended December 31, 2013, mainly representing the current income tax expenses derived from Taizihu and Huichun, The decrease in income taxes was mainly due to the decline of income before tax.

Extraordinary loss (after taxes)

Extraordinary loss (after taxes) for the year ended December 31, 2013 represents $1.2 million in inventory loss due to the collapse of our warehouses under a heavy snow storm in April 2013.

Net Income (Loss)

As a result of the above, we had net loss available to common stockholders of $17. 4 million for the year ended December 31, 2014 compared to a net loss of $26.8 million for the year ended December 31, 2013, a decrease of $9.5 million, or 35.9%.

Liquidity and Capital Resources

The following summarizes the key components of our cash flows for the year ended December 31, 2014 and 2013:

	For The Year Ended December 31,
	2014	2013

Net cash provided by operating activities	$620,727	$5,741,093
Net cash used in investing activities	(576,839)	(518,165)
Net cash provided by (used in) financing activities	1,622	(9,268,200)
Effect of exchange rate change on cash and cash equivalents	(12,049)	87,275
Net (decrease) increase in cash and cash equivalents	$33,461	$(3,957,997)

Net cash provided by operating activities totaled approximately $0.6 million for the year ended December 31, 2014 and $5.7 million for the year ended December 31, 2013, a decrease of $5.1 million or 89.5%. We incurred $17.4 million of net loss available to common stockholders for the year ended December 31, 2014, while we incurred $26.8 million of net loss available to common stockholders for the year ended December 31, 2013. This decrease was primarily attributable to continue losses which weakened the operating cash flow.

Net cash used in investing activities for the year ended December 31, 2014 and 2013 was $0.5 million and $0.5 million, respectively. There was no material net cash used in investing activities for the year ended December 31, 2014 and 2013.

Net cash used in financing activities for the years ended December 31, 2014 were immaterial, while net cash used in financing activities for the year ended December 31, 2013 were approximately $9.3 million .We repaid $9.1 million of short-term loans from related parties, repaid $1.0 million of short-term bank loans and received $0.8 million of cash released from restriction on a credit line of bank loans for the year ended December 31, 2013.

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

Contractual Obligations

The following table presents the Company’s material contractual obligations as of December 31, 2014:

Contractual		Less than			More than
Obligations	Total	1 year	1-2 years	3-5 years	5 years

Bank Loans	$7,268,801	$7,268,801	$-	$-	$-
Operating Lease Obligations	1,810,046	211,698	187,592	508,656	902,100
	$9,078,847	$7,480,499	$187,592	$508,656	$902,100

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

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis. The balance of allowance for doubtful accounts as of December 31, 2014 and December 31, 2013 was $1,337,364 and $984,717, respectively.

Inventories

The Company's inventories are stated at lower of cost or market. Cost is determined on a moving-average basis. Costs of inventories include purchase and related costs incurred in delivering products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. The balance of reserve for inventory valuation as of December 31, 2014 and December 31, 2013 was $140,582 and $4,603,929, respectively.

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

Long-lived assets

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), "Property, Plant, and Equipment" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. As of December 31, 2014 and December 31, 2013, the balance of impairment of construction-in-progress was $772,091 and $773,874, respectively.

Intangible assets

For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the assets. As of December 31, 2014 and December 31, 2013, the balance of impairment of intangible assets was $6,557,755 and $6,572,902, respectively.

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

This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (ASC 820). This Staff Position delays the effective date of SFAS No. 157 (ASC 820) for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 (ASC 820) had no effect on the Company's financial position or results of operations for the year ended December 31, 2014.

We also analyze all financial instruments with features of both liabilities and equity under ASC 480-10 (formerly SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”) and ASC 815-40 (formerly EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). We have determined ASC 480-10 (formerly SFAS 150) and ASC 815-40 (formerly EITF 00-19) had no material effect on our financial position or results of operations for the year ended December 31, 2014.

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

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded. The estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. The sales discounts for the years ended December 31, 2014 and 2013 were not material.

We offer a right of exchange on our grain products sold through our relationships with grocery store networks. The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased. In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes. The returns of our products for the year ended December 31, 2014 and 2013 were not material.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the year ended December 31, 2014 and 2013 were $423,498 and $298,040, respectively.

Research and development

The Company expenses its research and development costs as incurred. Research and development expenses for the year ended December 31, 2014 and 2013 were not material.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material effect on the Company’s consolidated financial statements for the year ended December 31, 2014.

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

Recent pronouncements

In July 2012, FASB issued an amendment (ASU No. 2012-02) to Intangibles–Goodwill and Other (ASC Topic 350). In accordance with the amendments in this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance had no material impact on our consolidated financial position or results of operations for the year ended December 31, 2014.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of the fiscal year ended December 31, 2014 based on the framework similarly set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting as of December 31, 2014 was effective.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Provided below is a list of the names, ages and positions of all our directors and executive officers   as of the date of this filing.

Name	Age	Position
Hong Wang	40	Acting Chief Executive Officer, Chairman of the Board of Directors.
Emma Wan	46	Acting Financial Officer and Corporate Secretary
Al Carmona	56	Independent Director and member of Audit Committee
Timothy Stevens	63	Independent Director and Chairman of Audit Committee
Xinli Li	50	Independent Director and member of the Audit Committee

Provided below is a list of the names, ages and positions of certain of our significant employees:

Name	Age	Position
YongqingRen	33	Vice President for the Corn Division
Yunlin Ding	42	Vice President

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

Ms. Emma Wan, Acting Financial Officer and Corporate Secretary

Effective August 11, 2014 the Company appointed Ms. Wan to serve as Acting Financial Officer and Effective June 30, 2012, the Company appointed Ms. Wan to serve as the Company’s Corporate Secretary. Since July 2011, Ms. Wan has served as Corporate Controller for the Company. From July 2009 through December 2010, Ms. Wan served as Associate Director of KTO Corporate Finance Co. Ltd., a Hong Kong company. From August 2004 through June 2009, Ms. Wan served as M&A Transaction Service Manager of Deloitte & Touche Financial Advisory Services Limited, Guangzhou Branch in China. From August 2003 through September 2004 Ms. Wan served as audit senior associate of Deloitte Touche Tohmatsu CPA Ltd., Shenzhen Branch in China. Ms. Wan is a fellow of the Association of Chartered Certified Accountants and a member of The Chinese Institution of Certified Public Accountants.

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

The board of directors has adopted a written charter for the Audit Committee. During the fiscal year ended December 31, 2014, the Audit Committee met 5 times.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company during its most recent fiscal year, all reports under Section 16(a) required to be filed by its officers and directors and greater than 10% beneficial owners were filed as of the date of this filing.

Code of Ethics

On August 19, 2010, our Board of Directors adopted a Code of Conduct applicable to all directors, officers and employees. A copy of such Code of Conduct is referenced as Exhibit 14.1 herein.

ITEM 11. Executive Compensation

The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, in 2013 and 2014, to each of the following named executive officers:

				Stock and Option	All Other
	Fiscal	Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	number	($)	($)

Wang Hong (1)	2014	19,474	-	-	-	19,474
(Acting Chief Executive Officer and President)	2013	19,519	-	-		19,519

Greg Chen (2)	2014	32,308	-	-	-	32,308
(Former Chief Executive Officer and Former President)	2013	73,846	-	-	10,578	84,424

Amy He (3)	2014	10,805			153,197	164,002
(Former Chief Financial Officer)	2013	15,615	-	-	116,139	131,754

Jan Poulsen (4)	2014	32,308	-	-	-	32,308
(Former President)	2013	73,846	-	-	3,003	76,849

Jianbin Zhou (5)	2014	-	-	-	-	-
(Fomer Chief Operating Officer}	2013	14,639	-	-	-	14,639

Emma Wan (6)	2014	10,370			97,371	107,741
(Acting Chief Financial Officer, Corporate Secretary)	2013	9,760	-	-	97,596	107,356

Junde Zhang (7)(9)	2014	-	-	-	-	-
(Former Vice President of the Grains Division)	2013	6,832	-	-	-	6,832

Yongqing Ren (8)(9)	2014	6,856				6,856
(Vice President of the Corn Division)	2013	6,832	-	-	-	6,832

Yunling Ding (8)(9)	2014	-			67,673	67,673
(Vice President)	2013	1,952	-	-	73,197	75,149

(1) Effective April 1, 2014, Mr. Wang Hong was appointed as Acting Chief Executive Officer of the Company.

(2) Effective April 15, 2013, the Board accepted the amicable resignation of Mr. Chen as President and appointed him as Chief Executive Officer of the Company. Effective March 31, 2014, Mr. Chen resigned as Chief Executive Officer of the Company.

(3) Effective as of August 11, 2014, Amy He resigned from her position as Chief Financial Officer of the Company.

(4) Effective March 31, 2014, Mr. Poulsen resigned as President of the Company.

(5) Effective October 16, 2013, the Board accepted the amicable resignation of Mr. Jianbin Zhou as Chief Operation Officer of the Company.

(6) Effective August 11, 2014, Ms. Emma Wan was appointed to serve as Acting Financial Officer of the Company.

(7) Effective February 28, 2014, Mr. Junde Zhang resigned as the Company’s Vice President.

(8) Effective February 3, 2012, Mr. Yunlin Ding was appointed to serve the Company’s Vice President.

(9) Based on the compensation received by Mr. Junde Zhang, Mr. YongqingRen and Mr. Yunlin Ding, they are qualified as executive officers for purposes of this table.

Outstanding Equity Awards at the End of the Fiscal Year

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2014:

		Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards:Number of Securities Underlying Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Batch	Exercisable	Unexercisable	—	—	—	—	—	—	—
Emma Wan	#2	40,000	-	-	$1.45	8-Mar-22	-	-	-	-
Yongqing Ren	#1	40,000	-	-	$4.40	5-Nov-20	-	-	-	-
Yunling Ding	#1	15,000	-	-	$4.40	5-Nov-20	-	-	-	-
	#2	40,000	-	-	$1.45	8-Mar-22	-	-	-	-

Option Exercises and Stock Vested

None.

Director Compensation

Our directors are reimbursed for expenses incurred by them in connection with attending Board meetings. The following table presents compensation distributed to our directors during the year ended December 31, 2014 and 2013 for serving on the Board of Directors:

	Fees Earned or Paid in Cash	Option Awards (1)	All Other	Total
	($)	($)	Compensation ($)	($)
2014
Al Carmona	$48,000	$-	$-	$48,000
Hong Wang	19,474	-	-	19,474
Timothy Stevens	48,000	-	-	48,000
Xinli Li (1)	3,246	-	-	3,246
Jan Poulsen (2)	32,308	-	-	32,308
Longjiang Yuan (1)	-	-	-	-
	$151,028	$-	$-	$151,028

2013
Al Carmona	$48,000	$-	$-	$48,000
Hong Wang	19,519	-	-	19,519
Timothy Stevens	48,000	-	-	48,000
Xinli Li (1)	1,627	-	-	1,627
Jan Poulsen (2)	20,000	-	-	20,000
Longjiang Yuan (1)	8,133	-	-	8,133
	$145,279	$0	$-	$145,279

(1)	Mr. Xinli Li replaced Mr. Longjiang Yuan as independent director of the Company on August 16, 2013.

(2)	Mr. Jan Poulsen resigned as director of the Company on April 15, 2013.

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

On November 23, 2012, our Board of Directors allocated to and authorized to re-grant 150,000 options to a director of the Company after such options were forfeited by other former employees as a result of their resignations from the Company in accordance with the terms of their option agreements. All of the granted options have vested:

On November 5, 2011, we filed a Registration Statement with the SEC on Form S-8 covering up to 1,000,000 shares underlying options which may be granted under the Plan. As of March 31, 2015, none of the options granted pursuant to the Plan have been exercised.

Payment of Post-Termination Compensation

We do not have change-in-control agreements with any of our directors or executive officers, and we are not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of, March 23, 2015: (i) by each of our directors, (ii) by each of the named executive officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than 5% of any class of our outstanding shares. As of March 31, 2015, there were 11,044,328 shares of our common stock outstanding:

Title of Class	Beneficial Owner (1)(2)	Amount and Nature of Beneficial Ownership (number of shares)	Fully Diluted Percentage of Outstanding Shares of Common Stock (3)
Certain Beneficial Owners - Over 5% Ownership
Common Stock	Yam Sheung Kwok (4)	2,683,656	18.18%
Common Stock	Hong Wang	2,430,196	16.46%
Common Stock	Yongqin Ren (4)	1,116,284	7.56%
Common Stock	Junde Zhang (4)(7)	1,076,284	7.29%
Directors and Executive Officers and Significant Employees
Common Stock	Greg Chen	0	0.00%
Common Stock	Amy He (5)	0	0.00%
Common Stock	Jan Poulsen	0	0.00%
Common Stock	Hong Wang (10)(4)	2,430,196	16.46%
Common Stock	Yongqin Ren (8)	1,116,284	7.56%
Common Stock	Yunlin Ding (9)	55,000	0.37%
Common Stock	Emma Wan (6)	40,000	0.27%
Common Stock	Al Carmona (11)	157,303	1.07%
Common Stock	Timothy Stevens (12)	80,000	0.54%
Common Stock	Xinli Li	0	0.00%

Officers and Significant Employees and Directors as a Group (10 Persons)		3,878,783	26.27%

*	Effective March 31, 2014, Greg Chen and Jan Poulsen resigned as Chief Executive Officer and President, respectively. Effective April 1, 2014, Greg Chen resigned as Director of the Company. The Company appointed Hong Wang to serve as Acting Chief Executive Officer effective as of April 1, 2014.
(1)	Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within sixty (60) days.
(2)	Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.
(3)	Applicable percentage of ownership is based on 11,044,328 shares of common stock outstanding as of December 31, 2014, together with 1,894,992 shares of common stock issuable upon the conversion of convertible preferred stock, 1,154,273 shares of common stock issuance upon the exercise of warrants, and 670,000 shares of common stock issuance upon the exercise of exercisable stock options within sixty (60) days for each beneficial owner.
(4)	Mr. Wang, Mr. Zhang, Mr. Ren and Mr. Kwok hold common stock of the Company through Expert Venture Limited, which registered address is P.O. Box 957, Offshore Incorporation Centre, Road Town, Tortola, British Virgin Islands. The fully diluted percentages of the Company’s outstanding shares of common stock ultimately held by Mr. Wang, Mr. Zhang, Mr. Ren and Mr. Kwok are 16.46%, 7.29%, 7.56% and 18.18%, respectively.
(5)	The Company has granted to Ms. He options to purchase 60,000 shares of our common stock under the Plan, which have vested. Effective as of August 11, 2014, Amy He resigned from her position as Chief Financial Officer of the Company.
(6)	The Company has granted to Ms. Wan options to purchase 40,000 shares of our common stock under the Plan, which have vested.
(7)	Mr. Zhang holds a 20.0% interest in Expert Venture Limited and accordingly, indirectly beneficially owns 1,076,284 shares of our common stock. In addition, the Company has granted to Mr. Zhang options to purchase 40,000 shares of our common stock under the Plan, which have vested. Effective February 28, 2014, Mr. Junde Zhang resigned as the Company’s Vice President.
(8)	Mr. Ren holds a 20.0% interest in Expert Venture Limited and accordingly, indirectly beneficially owns 1,076,284 shares of our common stock. In addition, the Company has granted to Mr. Ren options to purchase 40,000 shares of our common stock under the Plan, which have vested.
(9)	The Company has granted to Mr. Ding options to purchase 55,000 shares of our common stock under the Plan, which have vested.
(10)	Mr. Wang holds a 42.0% interests in Expert Venture Limited and accordingly, indirectly beneficially owns 2,260,196 shares of our common stock. In addition, the Company has granted to Mr. Wang options to purchase 170,000 shares of our common stock under the Plan, 170,000 of which have vested.
(11)	Mr. Carmona was an investor in the financing that closed immediately following the Exchange. As of December 31, 2014, Mr. Carmona owned 55,117 shares of Series A convertible preferred stock, 9,186 shares of common stock and a warrant exercisable into 18,000 shares of common stock at an exercise price of $5.06. In addition, the Company has granted to Mr. Carmona options to purchase 75,000 shares of our common stock under the Plan, which have vested.
(12)	The Company has granted to Mr. Stevens options to purchase 80,000 shares of our common stock under the Plan, which have vested.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Due to Related Parties

Mr. He Hao, the former shareholder of Huichun and Taizihu, had some business expenses which need to be reimbursed from the Company. As of December 31, 2014 and 2013, the amounts due to Mr. He Hao were $13,958 and $14,306, respectively.

Guarantee Transactions

On August 23, 2014, YuciJinmao Food Processing Factory, the legal representative of which is JunlianZheng, the wife of Junde Zhang, the previous Vice President of the Company, provided a two-year guarantee on a $1.4 million renewed short-term bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd. by JinzhongYongcheng, bearing interest at a fixed rate of prime rate plus 145% of prime rate, of which prime rate was based on the six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of December 31, 2013 was 15.084% and the actual interest rate as of December 31, 2014 was 14.688%. The maturity date for renewed loan is September 11, 2015. JinzhongYongcheng paid $0 towards principal and $212,426 towards interest on the loan during the fiscal year ended December 31, 2014. $1.4 million was outstanding under the loan as of December 31, 2014.

On August 23, 2014, YuciJinmao Food Processing Factory, the legal representative of which is JunlianZheng, the wife of Junde Zhang, the previous Vice President of the Company, provided a two-year guarantee on a $1.4 million renewed short-term bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd. by JinzhongYuliang, bearing interest at a fixed rate of prime rate plus 145% of prime rate, of which prime rate was based on the six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of December 31, 2013 was 15.084% and the actual interest rate as of December 31, 2014 was 14.688%. The maturity date is September 11, 2015. JinzhongYuliang paid $0 towards principal and $212,363 towards interest on the loan during the fiscal year ended December 31, 2014. $1.4 million was outstanding under the loan as of December 31, 2014.

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

ITEM 14. Principal Accountant Fees and Services

Public Accounting Fees

The following chart sets forth public accounting fees paid and payable to KCCW Accountancy Corp. (“KCCW”) during the years ended December 31, 2013 and 2014:

	2013	2014
Audit Fees	$220,000	$150,000
Audit Related Fees	$-	$-
Tax Fees	$10,000	$12,000
All Other Fees	$-	$-

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

Audit of Financial Statements

During the years ended December 31, 2013 and 2014, KCCW was our principal auditor and no work was performed by persons outside of KCCW.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules

The financial statements are set forth under the “F” pages of this Annual Report. Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included.

(b)     Exhibits

2.1	Share Exchange Agreement Dated April 27, 2010 (1)

3.1	Articles of Incorporation of Deyu Agriculture Corp. (2)

3.2	Certificate of Amendment of Articles of Incorporation of Deyu Agriculture Corp. (3)

3.3	Bylaws of Deyu Agriculture Corp. (2)

4.1	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock (1)

4.2	Form of Series A Warrant (1)

10.1	Securities Purchase Agreement Dated April 27, 2010 (1)

10.2	Registration Rights Agreement Dated April 27, 2010 (1)

10.3	Form of Lock-Up Agreement Dated April 27, 2010 (1)

10.4	Securities Escrow Agreement Dated April 27, 2010 (1)

10.5	Placement Agent Agreement between the Company and Maxim Group, LLC dated January 27, 2010(6)

10.6	Share Transfer Agreement between Hong Wang and Yam Sheung Kwok dated April 26, 2010 (6)

10.7	Share Transfer Agreement between JianmingHao and Yam Sheung Kwok dated April 26, 2010 (6)

10.8	Share Transfer Agreement between WenjunTian and Yam Sheung Kwok dated April 26, 2010 (6)

10.9	Share Transfer Agreement between YongqingRen and Yam Sheung Kwok dated April 26, 2010 (6)

10.10	Share Transfer Agreement between Junde Zhang and Yam Sheung Kwok dated April 26, 2010 (6)

10.11	Employment Agreement between David Lethem, as Chief Financial Officer, and the Company dated June 18, 2010 (4)

10.12	Certificate from China Organic Food Certification Center dated December 21, 2009 (6)

10.13	Corn Purchase Letter of Intent between Shanghai Yihai Trading Co., Ltd., Shanxi Office and JinzhongYuliang Agricultural Trading Co., Limited dated December 20, 2009 (6)

10.14	Warehouse Lease Agreement between Shanxi 661 Warehouse and JinzhongYongcheng Agricultural Trading Co., Limited dated December 21, 2006 (6)

10.15	Warehouse Lease Agreement between Shanxi Means of Production Company, Yuci Warehouse (formerly, the 671 Warehouse) and JinzhongYongcheng Agricultural Trading Co., Limited dated December 28, 2008 (6)

10.16	Railway Lease Agreement between Shanxi Cereal & Oil Group, Mingli Reservation Depot and JinzhongYongcheng Agriculture Trading Co., Limited dated December 21, 2006 (6)

10.17	Railway Lease Agreement between Shanxi Yuci Cereal Reservation Depot and JinzhongYongcheng Agriculture Trading Co., Limited dated November 15, 2007 (6)

10.18	Railway Lease Agreement between YuciDongzhao Railway Freight Station and JinzhongYongcheng Agriculture Trading Co., Limited dated December 21, 2006 (6)

10.19	Agricultural Technology Cooperation Agreement between JinzhongDeyu Agriculture Trading Co., Ltd. and Millet Research Institute, Shanxi Academy of Agricultural Science dated October 2007 (6)

10.20	Agricultural Technology Cooperation Agreement between Sorghum Institute, Shanxi Academy of Agricultural Sciences and JinzhongDeyu Agriculture Trading Co., Ltd. dated August 24, 2008 (6)

10.21	Certificate of Forest Rights for the Yuci Forest Right Certificate (2005) No. 01518 dated August 11, 2006 (6)

10.22	Farmland Transfer Agreement between Detian Yu Biotechnology (Beijing) Co. Ltd. and Shanxi Jinbei Plant Technology Co, Ltd. dated September 30, 2010 (6)

10.23	Land Use Rights Acquisition Contract Dated September 30, 2010 (5)

10.24	Deyu Agriculture Corp. 2010 Share Incentive Plan (7)

10.25	Exclusive Management and Consulting Service Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and Beijing Jundaqianyuan Investment Management Co., Ltd. (English translated version) (8)

10.26	Exclusive Management and Consulting Service Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and JinzhongLongyue Investment Consulting Co., Ltd. (English translated version) (8)

10.27	Business Cooperation Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and Beijing Jundaqianyuan Investment Management Co., Ltd. (English Translated Version) (8)

10.28	Business Operation Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited, Beijing Jundaqianyuan Investment Management Co., Ltd. and each of the shareholders of Beijing Jundaqianyuan Investment Management Co., Ltd. (English translated version) (8)

10.29	Business Operation Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited, JinzhongLongyue Investment Consulting Co., Ltd. and both of the shareholders of JinzhongLongyue Investment Consulting Co., Ltd. (English translated version) (8)

10.30	Share Pledge Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of Beijing Jundaqianyuan Investment Management Co., Ltd.: TianWenjun, HaoJianming, Yang Jianhui, Zhou Jianbin, Ren Li, RenYongqing, Zhang Junde and Wang Tao (English translated version) (8)

10.31	Share Pledge Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of JinzhongLongyue Investment Consulting Co., Ltd.: Zhao Jing and Zhao Peilin (English translated version) (8)

10.32	Form of Power of Attorney (English translated version) (8)

10.33	Equity Acquisition Option Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of Beijing Jundaqianyuan Investment Management Co., Ltd.: TianWenjun, HaoJianming, Yang Jianhui, Zhou Jianbin, Ren Li, RenYongqing, Zhang Junde and Wang Tao (English translated version) (8)

10.34	Equity Acquisition Option Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of JinzhongLongyue Investment Consulting Co., Ltd.: Zhao Jing and Zhao Peilin (English translated version) (8)

10.35	Business Cooperation Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and JinzhongLongyue Investment Consulting Co., Ltd. (English Translated Version) (8)

10.36	Village Collective Farmland Transfer Agreement, dated December 20, 2010, by and between Detian Yu Biotechnology (Beijing) Co., Ltd. and Shanxi Jinbei Plant Technology Development Co., Ltd. (English Translated and Mandarin Versions) (9)

10.37	Contract of Agreement, effective as of January 10, 2011, by and between Deyu Agriculture Corp. and Charlie Lin (10)

14.1	Code of Conduct (6)

16.1	Letter from Auditor (11)

21	List of Subsidiaries*

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002**

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002**

99.1	Audit Committee Charter adopted August 19, 2010 (6)

99.2	Resignation Letter, dated March 31, 2014, submitted by Greg Chen as Chief Executive Officer and Jan Poulsen as President of the Company (12)

99.3	Resignation Letter, dated April 1, 2014, submitted by Greg Chen as Director of the Company (12)

101. INS	XBRL Instance Document*

101. CAL	XBRL Taxonomy Extension Calculation Link base Document*

101. DEF	XBRL Taxonomy Extension Definition Link base Document*

101. LAB	XBRL Taxonomy Label Link base Document*

101. PRE	XBRL Extension Presentation Link base Document*

101. SCH	XBRL Taxonomy Extension Scheme Document*

(1)	Incorporated by reference to our Form 8-K filed on May 3, 2010.
(2)	Incorporated by reference to our Registration Statement on Form S-1 filed on July 8, 2009.
(3)	Incorporated by reference to our Form 8-K filed on June 4, 2010.
(4)	Incorporated by reference to our Form 8-K filed on June 18, 2010.
(5)	Incorporated by reference to our Form 8-K filed on October 6, 2010.
(6)	Incorporated by reference to our Form S-1/A filed on October 21, 2010.
(7)	Incorporated by reference to our Form S-8 filed on November 5, 2010.
(8)	Incorporated by reference to our Form 8-K filed on November 17, 2010.
(9)	Incorporated by reference to our Form 8-K filed on December 21, 2010.
(10)	Incorporated by reference to our Form 8-K filed on January 10, 2011.
(11)	Incorporated by reference to our Form 8-K filed on May 3, 2010.
(12)	Incorporated by reference to our Form 10-K filed on April 4, 2014.

*   Filed herewith.

** Furnished, not filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEYU AGRICULTURE CORP.

Date: March 31, 2015

	By:	/s/ Hong Wang
Hong Wang, Principal Executive Officer, Acting Chief Executive Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signatures	Title	Date

/s/ Hong Wang
Hong Wang	Director and Chairman of the Board, Principal Executive Officer and Acting Chief Executive Officer	March 31, 2015

/s/ Emma Wan
Emma Wan	Principal Financial and Accounting Officer and Acting Chief Financial Officer	March 31, 2015

/s/ Al Carmona
Al Carmona	Independent Director	March 31, 2015

/s/ Xinli Li
Xinli Li	Independent Director	March 31, 2015

/s/ Timothy Stevens
Timothy Stevens	Independent Director	March 31, 2015

DEYU AGRICULTURE CORP AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Audit • T ax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Deyu Agriculture Corp.

We have audited the accompanying consolidated balance sheets of Deyu Agriculture Corp. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, equity, and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Deyu Agriculture Corp. and Subsidiaries as of December 31, 2014 and 2013 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KCCW Accountancy Corp.

Diamond Bar, California

March 31, 2015

KCCW Accountancy Corp.

22632 Golden Springs Dr. #230, Diamond Bar, CA 91765, USA

Tel: +1 909 348 7228 • Fax: +1 626 529 1580 • info@kccwcpa.com

DEYU AGRICULTURE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$1,012,743	$979,282
Restricted cash	-	16,519
Accounts receivable, net	21,536,525	32,326,897
Inventory	9,815,931	15,318,224
Advance to supplier	732,976	4,363,298
Prepaid expenses	939,429	1,161,302
Other current assets	254,817	159,948
Total Current Assets	34,292,421	54,325,470

Property, plant, and equipment, net	17,020,127	19,251,051
Construction-in-progress	353,963	-
Long-term Investment	58,666	60,129
Intangible assets, net	7,459,320	7,827,809

Total Assets	$59,184,497	$81,464,459

Liabilities and Equity

Current Liabilities
Short-term loan	$7,268,801	$7,464,856
Accounts payable	4,355,395	8,538,544
Advance from customers	1,972,193	1,990,479
Accrued expenses	1,406,519	1,002,885
Tax payable	107,228	73,790
Preferred stock dividends payable	212,094	247,614
Due to related parties	13,958	14,306
Other current liabilities	293,456	282,179
Total Current Liabilities	15,629,644	19,614,653

Equity
Series A convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 1,894,992 and 2,182,628 shares outstanding, respectively	1,895	2,183
Common stock, $.001 par value; 75,000,000 shares authorized, 11,044,328 and 10,618,266 shares outstanding, respectively	11,044	10,618
Additional paid-in capital	21,670,346	21,225,146
Other comprehensive income	6,515,733	7,897,730
Retained earnings	15,325,116	32,681,588
Total Stockholders' Equity	43,524,134	61,817,265
Noncontrolling Interests	30,719	32,541
Total Equity	43,554,853	61,849,806

Total Liabilities and Equity	$59,184,497	$81,464,459

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Years Ended
	December 31,
	2014	2013
Net revenue
Normal inventory	$106,256,045	$246,350,104
Damaged corn	3,421,175	-
Total Net Revenue	109,677,220	246,350,104
Cost of goods sold
Normal inventory	(99,085,690)	(227,250,013)
Damaged corn	(9,328,942)	-
Total Cost of Goods Sold	(108,414,632)	(227,250,013)
Loss on inventory valuation reserve	-	(4,478,174)
Gross Profit (loss)	1,262,588	14,621,917

Selling expenses	(9,600,879)	(17,447,531)
General and administrative expenses	(7,468,660)	(13,195,537)
Loss on impairment of assets	-	(7,346,776)
Total Operating Expenses	(17,069,539)	(37,989,844)
Operating income (loss)	(15,806,951)	(23,367,927)

Interest income	6,263	35,193
Interest expense	(783,560)	(790,438)
Non-operating income (loss)	146,623	(403,885)
Total Other Expenses	(630,674)	(1,159,130)

Income (loss) before income taxes	(16,437,625)	(24,527,057)
Income taxes	(501,262)	(604,450)
Income (loss) before extraordinary items	(16,938,887)	(25,131,507)
Extraordinary loss (after taxes)	-	(1,212,430)
Net income (loss)	(16,938,887)	(26,343,937)
Net income (loss) attributable to noncontrolling interest	1,039	4,160
Net income (loss) attributable to Deyu Agriculture Corp.	(16,937,848)	(26,339,777)
Preferred stock dividends	(418,624)	(478,769)
Net income (loss) available to common stockholders	(17,356,472)	(26,818,546)
Foreign currency translation gain (loss)	(1,382,780)	2,150,517
Comprehensive income (loss)	(18,739,252)	(24,668,029)
Other comprehensive income (loss) attributable to noncontrolling interests	783	9,420
Comprehensive income (loss) attributable to Deyu Agriculture Corp.	$(18,738,469)	$(24,658,609)

Net income (loss) attributable to common stockholders per share – basic	$(1.58)	$(2.52)
Net income (loss) attributable to common stockholders per share - diluted	(1.58)	(2.52)
Weighted average number of common shares outstanding - basic	10,974,596	10,625,170
Weighted average number of common shares outstanding - diluted	10,974,596	10,625,170

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Series A Convertible		Common Stock		Additional	Other
					Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Interest	Total

Balance at December 31, 2012	2,039,970	2,040	10,658,266	10,658	20,781,439	5,737,793	59,500,134	426,329	86,458,393
Covertible preferred stocks issued for payment of preferred stock dividends	142,658	143	-	-	456,363	-	-	-	456,506
Share-based compensation	-	-	-	-	44,504	-	-	-	44,504
Common stocks retired for service contract termination	-	-	(40,000)	(40)	(57,160)	-	-	-	(57,200)
Net changes in foreign currency translation adjustment	-	-	-	-	-	2,159,937	-	(9,420)	2,150,517
Subsidiary capital withdraw by noncontrolling interest at the liquidation of Hebei Yugu	-	-	-	-	-	-	-	(469,147)	(469,147)
Loss assumed by Noncontrollinginterets at the liquidation of Hebei Yugu	-	-	-	-	-	-	-	88,939	88,939
Net earnings for the year ended December 31, 2013	-	-	-	-	-	-	(26,818,546)	(4,160)	(26,822,706)
Balance at December 31, 2013	2,182,628	2,183	10,618,266	10,618	21,225,146	7,897,730	32,681,588	32,541	61,849,806
Covertible preferred stocks issued for payment of preferred stock dividends	138,426	138	-	-	442,825	-	-	-	442,963
Share-based compensation	-	-	-	-	2,375	-	-	-	2,375
Conversion of convertible preferred stocks to common stocks	(426,062)	(426)	426,062	426	-	-	-	-	-
Net changes in foreign currency translation adjustment	-	-	-	-	-	(1,381,997)	-	(783)	(1,382,780)
Net earnings for the period ended September 30, 2014	-	-	-	-	-	-	(17,356,472)	(1,039)	(17,357,511)
Balance at December 31, 2014	1,894,992	$1,895	11,044,328	$11,044	$21,670,346	$6,515,733	$15,325,116	$30,719	$43,554,853

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) available to common stockholders	$(17,356,472)	$(26,818,546)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation & amortization	2,174,049	2,366,220
Loss on impairment of asset valuation	-	7,346,776
Extraordinary loss	-	1,212,430
Provision for Inventory valuation	-	4,478,174
Bad debt expenses	1,238,755	1,925,357
Write-off of allowance for doubtful accounts	(834,917)	-
Share-based compensation	2,375	44,504
Preferred stock dividends accrued	418,624	478,769
Common stocks issued for services	-	(57,200)
Noncontrolling interests	(1,039)	(4,160)
Decrease (increase) in current assets:
Accounts receivable	9,694,132	1,649,532
Related-parties trade receivable	43,660	358,771
Inventories	5,165,207	11,182,382
Advance to suppliers	3,548,568	1,931,601
Prepaid expense and other current assets	22,796	(244,860)
Increase (decrease) in liabilities:
Accounts payable	(4,002,968)	1,841,803
Advance from customers	30,332	(319,381)
Accrued expense and other liabilities	477,625	(1,631,079)
Net cash provided by operating activities	620,727	5,741,093

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of machinery and equipment	(220,429)	(518,165)
Construction and remodeling of factory and warehouses	(356,410)	-
Net cash used in investing activities	(576,839)	(518,165)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (repayment) of short-term loans from related parties	-	(9,053,440)
Net repayment from short-term loans from bank and others	(14,606)	(1,024,757)
Cash released from restriction for credit line of bank loans	16,228	809,997
Net cash provided by (used in) financing activities	1,622	(9,268,200)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	(12,049)	87,275

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	33,461	(3,957,997)
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	979,282	4,937,279
CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,012,743	$979,282

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$468,715	$841,593
Interest paid	$424,789	$743,653
NONCASH INVESTING AND FINANCING ACTIVITIES:
Construction completed and transferred to property, plant, and equipment	$-	$767,494
Construction transferred to land use rights	$-	$1,045,640

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

The Acquisition of the Taizihu Group

On February 2, 2012, Shenzhen Redsun, a company organized under the laws of PRC and a wholly-owned subsidiary of the Company, entered into a Stock Equity Transfer Agreement (the “Agreement”) whereby Shenzhen Redsun acquired 100 % of the issued and outstanding registered share capital of the Taizihu Group. In consideration for the acquisition of Taizihu Group, Shenzhen Redsun paid $ 2,342,168 (RMB14,773,222 ) in cash to Mr. Hao He, an individual, for 50 % of Taizihu, $ 1,522,409 (RMB 9,602,594 ) in cash to Mr. QingheXu, an individual, for 32.5 % of Taizihu and $ 819,759 (RMB 5,170,628 ) in cash to Mr. JinqingXie, an individual, for the remaining 17.5 % of Taizihu. Immediately prior to the execution of the Agreement, Taizihu owned 85 % of the issued and outstanding registered share capital of Huichun, and pursuant to the terms of the Agreement, Shenzhen Redsun acquired the remaining 15 % of the share capital of Huichun from Beijing Kanggang Food Development Co., Ltd. for $ 817,845 (RMB 5,158,556). The total amount of the consideration paid for the acquisition of the Taizihu Group was $ 5,502,181 (RMB 34,705,000), and such consideration was determined pursuant to arm’s length negotiations between the parties. As a result of the acquisition, the Company currently owns and controls 100 % of the Taizihu Group.

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

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis. The Company wrote off $834,917 of allowance for doubtful accounts for the period ended September 30, 2014 as a result of incentives offered to customers for accelerating collections of accounts receivable. The balance of allowance for doubtful accounts As of December 31, 2014 and December 31, 2013 was $1,337,364 and $984,717 respectively.

Inventories

The Company's inventories are stated at lower of cost or market. Cost is determined on a moving-average basis. Costs of inventories include purchase and related costs incurred in delivering products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management periodically evaluates the composition of its inventories at least ddquarterly to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. The balance of reserve for inventory valuation as of December 31, 2014 and December 31, 2013 was $140,582 and $4,603,929, respectively.

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

Long-lived assets

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), "Property, Plant, and Equipment" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. As of December 31, 2014 and December 31, 2013, the balance of impairment of construction-in-progress was $772,091 and $773,874, respectively.

Intangible assets

For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the assets. As of December 31, 2014 and December 31, 2013, the balance of impairment of intangible assets was $6,557,755 and $6,572,902, respectively.

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

This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (ASC 820). This Staff Position delays the effective date of SFAS No. 157 (ASC 820) for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 (ASC 820) had no effect on the Company's financial position or results of operations for the year 2014

We also analyze all financial instruments with features of both liabilities and equity under ASC 480-10 (formerly SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”) and ASC 815-40 (formerly EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). We have determined ASC 480-10 (formerly SFAS 150) and ASC 815-40 (formerly EITF 00-19) had no material effect on our financial position or results of operations for the year 2014

Revenue recognition

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

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded. The estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. The sales discounts for the year ended December 31, 2014 and 2013 were not material.

We offer a right of exchange on our grain products sold through our relationships with grocery store networks. The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased. In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes. The returns of our products for the year ended December 31, 2014 and 2013 were not material.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the year ended December 31, 2014 and 2013 were $423,498 and $298,040, respectively.

Research and development

The Company expenses its research and development costs as incurred. Research and development expenses for the year ended December 31, 2014 and 2013 were not material.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material effect on the Company’s consolidated financial statements for the year 2014

Foreign currency translation and comprehensive income

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

NOTE 3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,	December 31,
	2014	2013
Accounts receivable	$22,873,889	$33,311,614
Less: Allowance for doubtful accounts	(1,337,364)	(984,717)
Accounts receivable, net	$21,536,525	$32,326,897

NOTE 4. INVENTORY

Inventory consisted of the following:

	December 31,	December 31,
	2014	2013
Raw materials	$751,095	$1,020,486
Work in process	-	49,717
Finished goods	8,125,176	17,752,203
Supplies	1,080,242	1,099,747
Reserve for inventory valuation	(140,582)	(4,603,929)
Total Inventory	$9,815,931	$15,318,224

The balance of reserve for inventory valuation as of December 31, 2014 and December 31, 2013 was $140, 582 and $4,603,929 respectively.

NOTE 5. PREPAID EXPENSES

Prepaid expenses consisted of the following:

	December 31,	December 31,
	2014	2013
Deductible value-added taxes (VAT)	$637,612	$356,876
Prepaid rent	290,190	368,827
Prepaid other expenses	11,627	435,599
Total	$939,429	$1,161,302

NOTE 6. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	December 31,	December 31,
	2014	2013
Automobiles	$1,021,089	$1,046,542
Buildings	16,587,178	17,480,188
Office equipment	986,892	1,012,007
Machinery and equipment	8,869,381	8,386,357
Furniture and fixtures	111,615	114,398
Total cost	27,576,155	28,039,492
Less: Accumulated depreciation	(10,556,028)	(8,788,441)
Property, plant, and equipment, net	$17,020,127	$19,251,051

The buildings owned by the Company located in Jinzhong and Quwo in Shanxi Province, China are used for production, warehousing and offices for our corn and grains business.

As of December 31, 2014, $5.7 million (RMB 35.2 million) of buildings, machinery and equipment owned by the Taizihu Group were pledged as collateral for short-term bank loans.

Depreciation expense for the year ended December 31, 2014 and 2013 was $1,767,588 and $1,983,394, respectively.

NOTE 7. CONSTRUCTION-IN-PROGRESS

Construction-in-progress amounted to $353, 963 as of December 31, 2014 was mainly represents the cost of the water purification system, building and workshop decoration of a new bean-based products production line in Huichun.

NOTE 8. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,	December 31,
	2014	2013
Land use rights	$14,341,429	$14,698,916
Software-ERP System and B2C platform	740,945	1,081,531
Less: Accumulated amortization	(1,110,323)	(1,277,565)
Impairment loss	(6,512,731)	(6,675,073)
Total	$7,459,320	$7,827,809

According to government regulations of the PRC, the PRC Government owns all land. The Company owns the land use rights of farmland and industrial land.

JingzhongDeyu, one of the Company-owned land use rights of the 17,000 acres of farmlands in Jinzhong, Shanxi Province. There is no active market for trading of land use rights of those farmlands and the Company could not assess the fair market value of the land use rights based on quoted prices in active markets. The Company assessed fair value of the land use rights based on discounted cash flow and determined that it was less than the carrying value. The balance of impairment of farmland use rights as of December 31, 2014 and December 31, 2013 was $5,819,359 and $5,832,800, respectively. As of December 31, 2014, the original value of the land use rights of the farmland was $7,516,359 and was written-down to $1,697,000.

The Company determined the ERP system and B2C platform owned by JingzhongDeyu for retail sales of the Grain Division was not applicable for its current business operations due to the reduction of retail sales. The balance of impairment of ERP system and B2C platform as of December 31, 2014 and December 31, 2013 was $738,396 and $740,102, respectively. As of December 31, 2014, the carrying value of ERP system and B2C platform was $1,047,610 and was written down to $0.

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

As of December 31, 2014, $3,892,585 (RMB 19 million) of the land use right owned by Taizihu Group was pledged as collateral for short-term bank loans.

Amortization expense of the intangible assets for the year ended December 31, 2014 and 2013 was $167,242 and $382,826, respectively.

NOTE 9. SHORT-TERM LOANS

Short-term loans consisted of the following:

	December 31,	December 31,
	2014	2013

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rates as of December 31, 2014 and December 31, 2013 were 6.00% and the pass-due interest rate was 7.8%. The term of the loan started from August 14, 2012 with maturity date on August 13, 2013. The loan was obtained by Taizihu and pledged by its buildings and land use right. On July 31, 2013 the loan was repaid for $66,075 (or RMB400,000). As of December 31, 2014, the loan balance was $2,353,093 (or RMB14,600,000). As of the date of this filing, the Company has been in negotiation with the lender on renewal of the loan. The Company is not currently able to predict the probability of the success on the renewal and will repay the loan immediately if the loan cannot be renewed.	$2,353,093	$2,411,748

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate, based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rates as of December 31, 2014 and December 31, 2013 were 6.0% and the pass-due interest rate was 7.8%. The term of the loan started from September 18, 2012 with maturity date on September 17, 2013. The loan was obtained by Taizihu and pledged by its buildings and land use right. As of the date of this filing, the Company has been in negotiation with the lender on renewal of the loan. The Company is not currently able to predict the probability of the success on the renewal and will repay the loan immediately if the loan cannot be renewed.	1,450,537	1,486,694

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd., bearing interest at a fixed rate of prime rate plus 145% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rates as of December 31, 2014 were 14.688%. The renewed term of the loan started from September 12, 2014 with maturity date on September 11, 2015. The loan was obtained by JinzhongYongcheng and guaranteed by YuciJinmao Food Processing Factory, a related party, for a period of two years starting from September 17, 2015.	1,369,951	-

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd., bearing interest at a fixed rate of prime rate plus 145% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rates as of December 31, 2014 were 14.688%. The renewed term of the loan started from September 12, 2014 with maturity date on September 11, 2015. The loan was obtained by JinzhongYuliang and guaranteed by YuciJinmao Food Processing Factory, a related party, for a period of two years starting from September 17, 2015.	1,369,951	-

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate, based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of December 31, 2014 was 6.0% and the pass-due interest rate was 7.8%. The term of the loan started from January 4, 2013 with maturity date on January 3, 2014. The loan was obtained by Taizihu and pledged by its buildings and land use right. As of the date of this filing, the Company has been in negotiation with the lender on renewal of the loan. The Company is not currently able to predict the probability of the success on the renewal and will repay the loan immediately if the loan cannot be renewed.	725,269	743,347

Bank loan payable to Bank of Communications Gongzhufensubbranch, bearing interest at a fix rate of prime rate, of which prime rate was based on one-year loan interest rate released by The People's Bank of China. The term of the loan started from December 15, 2013 with maturity date on December 16, 2014. The loan was obtained by Detian Yu. The loan was paid off on December 25, 2014.	-	14,867

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd., bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rates as of June 30, 2014 were 15.084%. The term of the loan started from September 6, 2013 with maturity date on August 22, 2014. The loan was obtained by JinzhongYongcheng and guaranteed by YuciJinmao Food Processing Factory, a related party, for a period of two years starting from August 23, 2014. The loan was paid off on September 11, 2014.	-	1,404,100

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd., bearing interest at a fixed rate of prime rate plus 130% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rates as of June 30, 2014 were 15.084%. The term of the loan started from September 6, 2013 with maturity date on August 22, 2014. The loan was obtained by JinzhongYongcheng and guaranteed by YuciJinmao Food Processing Factory, a related party, for a period of two years starting from August 23, 2014. The loan was paid off on September 11, 2014.	-	1,404,100

Total	$7,268,801	$7,464,856

NOTE 10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,	December 31,
	2014	2013
Accrued VAT and other taxes	$422,049	$261,714
Accrued payroll	179,117	167,046
Others	805,353	574,125
Total	$1,406,519	$1,002,885

NOTE 11. LOSS ON INVENTORY VALUATION RESERVE

Loss on inventory valuation reserve for the year ended December 31, 2013 represents $4,391,580 of loss on inventory valuation reserve due to the quality deterioration of some of the corn inventories caused by extreme weather condition and $86,594 of loss on inventory valuation reserve for obsolete grain products.

NOTE 12. LOSS ON IMPAIRMENT OF ASSET VALUATION

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

NOTE 13. INCOME TAXES

United States

Deyu Agriculture Corp. is incorporated in the State of Nevada in the United States of America and is subject to the U.S. federal and state taxation. No provision for income taxes have been made as the Company has no taxable income in the U.S. The applicable income tax rate for the Company for the year ended December 31, 2014 and 2013 was 34%. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

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

The provision for income taxes on income consisted of the following for the year ended December 31, 2014 and 2013:

	For The Year Ended
	December 31,
	2014	2013
Current income tax expense (benefit)
U.S.	$-	$-
PRC	501,262	604,450
Total current expense (benefit)	$501,262	$604,450

Deferred income tax expense (benefit)
U.S.	$-	$-
PRC	-	-
Income tax expense (benefit)	$501,262	$604,450

The following is a reconciliation of the statutory tax rate to the effective tax rate for the year ended December 31, 2014 and 2013:

	For The Year Ended
	December 31,
	2014	2013
Expected U.S. income tax expense	34.0%	34.0%
Increase (decrease) in taxes resulting from:
Tax-exempt income	-33.9%	-28.1%
Foreign tax differential	0.3%	-1.8%
Change in valuation allowance	3.4%	-8.5%
Intercompany elimination	0.0%	2.0%
Other	-6.9%	0.1%
Income tax expense	-3.0%	-2.3%

Significant components of the Company’s net deferred tax assets as of December 31, 2014 and December 31, 2013 are presented in the following table:

	December 31,	December 31,
	2014	2013
Deferred tax assets
Net operating loss carryforwards (NOL)	$5,696,456	$5,090,602
Share-based compensation	407,099	435,844
Others	438,122	440,331
Total	6,541,677	5,966,777
Less: Valuation allowance	(6,541,677)	(5,966,777)
Total deferred tax assets, net	$-	$-

As of December 31, 2014, the Company accrued a 100% valuation allowance on its deferred tax assets based on the assessment on the probability of future reversion.

NOTE 14. EXTRAORDINARY LOSS (AFTER TAXES)

On April 19, 2013 , an unexpected heavy snow storm collapsed the warehouses located in Taiyuan, Shanxi Province which were leased by the Company’s Grain Division and caused about $1,212,430 in damage to our grain goods stored in those warehouses.

NOTE 15. NET INCOME (LOSS) PER SHARE

Reconciliation of the basic and diluted net income (loss) per share was as follows:

	Amounts	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Year ended December 31, 2014:
Net income (loss) attributable to common stockholders - basic	$(17,356,472)	10,974,596	$(1.58)
Preferred dividends applicable to convertible preferred stocks	-	-
Net income (loss) attributable to common stockholders - diluted	$(17,356,472)	10,974,596	$(1.58)

For the Year ended December 31, 2013:
Net income (loss) attributable to common stockholders - basic	$(26,818,546)	10,625,170	$(2.52)
Preferred dividends applicable to convertible preferred stocks
Net income (loss) attributable to common stockholders - diluted	$(26,818,546)	10,625,170	$(2.52)

NOTE 16. SHAREHOLDERS’ EQUITY

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

Common Stock

As of the final closing of the Private Placement, we had 9,999,999 shares of common stock issued and outstanding. Between the final closing of the Private Placement and December 31, 2014, an aggregate of 964,329 shares of Series A convertible preferred stock were converted into 964,329 shares of common stock, and 80,000 common stocks were issued. As of December 31, 2014, the total number of shares of common stock issued and outstanding was 11,044,328 shares.

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

As of December 31, 2014, an aggregate of 964,329 shares of Series A Preferred were converted into 964,329 shares of common stock and an aggregate of 403,458 shares of Series A Preferred were issued as dividends to the shareholders of Series A Preferred. As of December 31, 2014, the total number of shares of Series A Preferred issued and outstanding was 1,894,992 shares.

For the year ended December 31, 2014 and 2013, the Company recorded $418,624 and $478,769 in preferred dividend expenses, respectively.

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

These fair values were necessary to develop relative fair value calculation for allocations of certain elements of the financing arrangement, principally proceeds and the related direct financing costs. The following tables reflect assumptions used to determine the fair value of the Series A Preferred:

		Series A	Series A
	Fair Value	Preferred	Preferred
	Hierarchy	April 27,	May 10,
	Level	2010	2010
Indexed common shares		1,866,174	589,689

Components of fair value:
Common stock equivalent value		$6,631,403	$2,083,094
Dividend feature		659,821	209,439
		$7,291,224	$2,292,533

Significant assumptions:
Common stock price	3	3.55	3.53
Horizon for dividend cash flow projection	3	2.00	2.00
Weighted average cost of capital ("WACC")	3	15.91%	15.55%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. There were no level 1 inputs.

(2)	Level 2 inputs are significant other observable inputs. There were no level 2 inputs.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety.

•	Stock price- Given that management did not believe our trading market price was indicative of the fair value of our common stock at the measurement date, the common stock price value was derived implicitly from an iterative process based upon the assumption that the consideration of the Private Placement was the result of an arm’s length transaction. The Private Placement was composed of shares of Series A Preferred and Series A Warrants which were both indexed to our common stock; accordingly, we used an iterative process to determine the value of our common stock in order for the fair value of the Series A Preferred and Series A Warrants to equal the amount of consideration received in the Private Placement.

•	Dividend horizon- We estimated the horizon for dividend payment at 2 years.

•	WACC- The rates utilized to discount the cumulative dividend cash flows to their present values were based on a weighted average cost of capital of 18.94 % and 18.60%, as of April 27, 2010 and May 10, 2010, respectively. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require in an investment in companies similar in size and operating in similar markets as Deyu Agriculture Corp. The cost of equity was determined using a build-up method which begins with a risk free rate and adds expected risk premiums designed to reflect the additional risk of the investment. Additional premiums or discounts related specifically to us and the industry are also added or subtracted to arrive at the final cost of equity rate. The cost of debt was determined based upon available financing terms.

•	Significant inputs and assumptions underlying the model calculations related to the warrant valuations are as follows:

The following tables reflect assumptions used to determine the fair value of the Series A Warrants:

	Fair Value	April 27, 2010		May 10, 2010
	Hierarchy	Investor	Agent	Investor	Agent
	Level	warrants	warrants	warrants	Warrants

Indexed shares		746,479	130,632	235,883	41,279
Exercise price		5.06	4.84	5.06	4.84

Significant assumptions:
Stock price	3	3.55	3.55	3.53	3.53
Remaining term	3	5 years	5 years	5 years	5 years
Risk free rate	2	2.39%	2.39%	2.24%	2.24%
Expected volatility	2	45.25%	45.25%	45.47%	45.47%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	There were no Level 1 inputs.

(2)	Level 2 inputs include:

•	Risk-free rate- This rate is based on publicly-available yields on zero-coupon U.S. Treasury securities with remaining terms to maturity consistent with the remaining contractual term of the Series A Warrants.

•	Expected volatility- We did not have a historical trading history sufficient to develop an internal volatility rate for use in the model. As a result, we have used a peer approach wherein the historical trading volatilities of certain companies with similar characteristics as ours and who had a sufficient trading history were used as an estimate of our volatility. In developing this model, no one company was weighted more heavily than another.

(3)	Level 3 inputs include:

•	Stock price- Given that management did not believe our trading market price was indicative of the fair value of our common stock at the measurement date, the stock price was determined implicitly from an iterative process based upon the assumption that the consideration of the Private Placement was the result of an arm’s length transaction.
•	Remaining term- We do not have a history to develop the expected term for our warrants. Accordingly, we have used the contractual remaining term in our calculations.

The following is a summary of the status and activity of warrants outstanding as of December 31, 2014:

Outstanding Warrants
Exercise Price	Number of Warrants	Average Remaining Contractual Life
$5.06	982,362	0.32 years
$4.84	171,911	0.32 years
Total	1,154,273

Number of Warrants
Outstanding as of January 1, 2014	1,154,273
Granted	-
Forfeited	-
Exercised	-
Outstanding as of December 31, 2014	1,154,273

NOTE 17. SHARE-BASED COMPENSATION

As of December 31, 2014, the Company had one share-based compensation plan as described below. The compensation cost that had been charged against income for the plan was $2,375 and $ 44,504 for the year ended December 31, 2014 and 2013, respectively. The related income tax benefit recognized was $808 and $15,131 for the year ended December 31, 2014 and 2013, respectively. A 100 % valuation allowance was assessed against the deferred tax assets derived from such tax benefit as of December 31, 2014 and 2013.

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

A summary of option activity under the Plan as of December 31, 2014, and changes during the year ended December 31, 2014 are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding as of January 1, 2014	750,000	$3.14
Granted	-	$-
Exercised	-	$-
Forfeited	(80,000)	$4.40
Outstanding as of December 31, 2014	670,000	$2.99	3.25 Years	$537,202
Exercisable as of December 31, 2014	670,000	$2.99	3.03 Years	$537,202
Vested and expected to vest (1)	670,000	$2.99	3.25 Years

(1) Includes vested shares and unvested shares after a forfeiture rate is applied.

A summary of the status of the Company’s unvested shares as of December 31, 2014, and changes during the year ended December 31, 2014, is presented below:

		Weighted-
		Average
		Grant-
		Date Fair
Unvested Shares	Shares	Value
Unvested as of January 1, 2014	50,000	$3,573
Granted	-	-
Vested	(50,000)	(3,573)
Forfeited	-	-
Unvested as of December 31, 2014	-	$-

NOTE 18. RELATED PARTY TRANSACTIONS

Due to related parties

	December 31,	December 31,
	2014	2013

Due to Mr. He Hao	$13,958	$14,306
Total	$13,958	$14,306

Mr. Hao He is the former shareholder of Huichun and Taizihu.

Guarantees

As of December 31, 2014, YuciJinmao Food Processing Factory, of which the legal representative is JunlianZheng, the wife of Junde Zhang, the previous Vice President of the Company, provided guarantees on short-term loans obtained by JinzhongYongcheng and JinzhongYuliang.

NOTE 19. SEGMENT REPORTING

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

For the year ended	Corn	Grain	Bulk Trading
December 31, 2014	Division	Division	Division	Others	Total
Revenues from external customers	$75,263,798	$33,399,849	$1,013,573		$109,677,220
Loss on inventory valuation reserve
Intersegment revenues	-	-	-	-	-
Interest revenue	3,298	2,498	275	192	6,263
Interest expense	(424,795)	(357,939)	-	(826)	(783,560)
Net interest (expense) income	(421,497)	(355,441)	275	(635)	(777,297)
Depreciation and amortization	(576,927)	(1,376,640)	(5,235)	(215,246)	(2,174,048)
Noncontrolling interest	-	-	-	1,039	1,039
Segment net profit (loss)	(13,512,424)	(424,133)	(472,859)	(2,529,471)	(16,938,887)

For the year ended	Corn	Grain	Bulk Trading
December 31, 2013	Division	Division	Division	Others	Total
Revenues from external customers	$142,560,749	$41,637,805	$62,151,550	-	$246,350,104
Loss on inventory valuation reserve	(4,391,580)	(86,594)	-	-	(4,478,174)
Intersegment revenues	-	-	-	-	-
Interest revenue	8,773	2,844	6,869	16,707	35,193
Interest expense	(425,773)	(316,831)	(47,834)	-	(790,438)
Net interest (expense) income	(417,000)	(313,987)	(40,965)	16,707	(755,245)
Depreciation and amortization	(533,709)	(1,718,252)	(4,202)	(110,058)	(2,366,221)
Noncontrolling interest	-	-	-	4,160	4,160
Segment net profit (loss)	(11,316,324)	(2,614,032)	(64,083)	(12,349,498)	(26,343,937)

Since April 2014, our grain business includes direct exporting the organic bean-based products to countries including the U.S., Australia, Canada, Israel, and Denmark. The export businesses were denominated in US Dollar. All long-lived assets are located in China. The following tables set forth our three major customers in each segment:

	For the Nine Months Ended
	December 31,
	2014	2013
Corn Division :
Guangdong Wen‘s poultry Co., Ltd.	5.4%	0.8%
Chengdu Zhengda Co., Ltd.	4.7%	3.3%
ShuangliuZhengda Co., Ltd.	4.4%	2.3%
Top Three Customers as % of Total Gross Sales:	14.5%	6.5%

Grain Division :
Deyufang Innovation Food (Beijing) Co., Ltd.	64. 6%	53.3%
Ethical Food SA	12.9%	0.0%
JingzhongShengde Grain Trading Co., Ltd.	3.0%	0.0%
Top Three Customers as % of Total Gross Sales	80.5%	53.3%

Bulk Trading Division :
Shanxi Helifeihua Trading Co., Ltd.	27.8%	12.7%
Shenzhen XinJiawang Agricultural By-products development Co. Ltd.	14.6%	4.2%
Yuchi Kaiwang Grain and Oil Wholesale Department	10.9%	4.5%
Top Three Customers as % of Total Gross Sales:	53.4%	21.4%

NOTE 20. CONCENTRATION OF CREDIT RISK

As of December 31, 2014 and December 31, 2013, all of the Company’s cash balances in banks were maintained within the PRC where no rule or regulation currently in place to provide obligatory insurance for bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to such risks on its cash balances in banks.

For the year ended December 31, 2014 and 2013, the sales generated from overseas countries were $4, 308, 033 and $0, respectively. Accounts receivable as of December 31, 2014 and December 31, 2013 that were due from customers located outside of China were $328, 610 and $0, respectively.

For the year ended December 31, 2014, sales revenue generated from Deyufang Innovation Food (Beijing) Co., Ltd. accounted for 19.7% of the Company's consolidated gross revenue, while there was no single customer that accounted for greater than 10% of the Company's consolidated gross revenue for the year ended December 31, 2013.

As of December 31, 2014 the account receivable due from Deyufang Innovation Food (Beijing) Co., Ltd. accounted for 12.4% of the Company’s consolidated accounts receivable, while no single customer accounted for greater than 10% of the Company’s consolidated accounts receivable as of December 31, 2013.

NOTE 21. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases railroad lines, warehouses and offices under operating leases. Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

As of December 31,	Operating Leases
2015	$211,698
2016	187,592
2017	169,552
2018	169,552
2019	169,552
Thereafter	902,100
$1,810,046

NOTE 22. SUBSEQUENT EVENTS

Management has considered all events occurring through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2014 have been incorporated into the accompanying consolidated and combined financial statements, and those requiring disclosure have been fully disclosed in accordance with FASB ASC Topic 855, “Subsequent Events”.

- 73 -