Form 10-Q
period 2015-03-31
Deyu Agriculture Corp.
filed 2015-05-15
CIK 1467746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

As of May 13, 2015, there were 11,044,328 shares outstanding of the registrant’s common stock.

DEYU AGRICULTURE CORP.

FORM 10-Q

March 31, 2015

Item 1. Financial Statements

DEYU AGRICULTURE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$828,736	$1,012,743
Accounts receivable, net	21,538,376	21,536,525
Inventory	9,440,799	9,815,931
Advance to supplier	1,065,685	732,976
Prepaid expenses	755,439	939,429
Other current assets	434,162	254,817
Total Current Assets	34,063,197	34,292,421

Property, plant, and equipment, net	16,556,964	17,020,127
Construction-in-progress	373,624	353,963
Long-term Investment	58,719	58,666
Intangible assets, net	7,408,510	7,459,320

Total Assets	$58,461,014	$59,184,497

Liabilities and Equity

Current Liabilities
Short-term loan	$7,275,367	$7,268,801
Accounts payable	5,911,285	4,355,395
Advance from customers	1,973,975	1,972,193
Accrued expenses	1,506,531	1,406,519
Tax payable	89,240	107,228
Preferred stock dividends payable	320,737	212,094
Due to related parties	13,971	13,958
Other current liabilities	288,775	293,456
Total Current Liabilities	17,379,881	15,629,644

Equity
Series A convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 1,960,132 and 1,894,992 shares outstanding, respectively	1,960	1,895
Common stock, $.001 par value; 75,000,000 shares authorized, 11,044,328 and 11,044,328 shares outstanding, respectively	11,044	11,044
Additional paid-in capital	21,670,317	21,670,346
Other comprehensive income	6,540,097	6,515,733
Retained earnings	12,825,966	15,325,116
Total Stockholders' Equity	41,049,384	43,524,134
Noncontrolling Interests	31,749	30,719
Total Equity	41,081,133	43,554,853

Total Liabilities and Equity	$58,461,014	$59,184,497

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For The Three Months Ended
	March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Net revenue
Normal inventory	$32,208,047	$12,152,145
Damaged corn	-	3,421,175
Total Net Revenue	32,208,047	15,573,320
Cost of goods sold
Normal inventory	(30,459,475)	(11,553,198)
Damaged corn	-	(9,328,942)
Total Cost of Goods Sold	(30,459,475)	(20,882,140)
Gross Profit (loss)	1,748,572	(5,308,820)

Selling expenses	(2,900,531)	(1,098,652)
General and administrative expenses	(1,125,862)	(2,678,029)
Total Operating Expenses	(4,026,393)	(3,776,681)
Operating income (loss)	(2,277,821)	(9,085,501)

Interest income	2,393	1,080
Interest expense	(187,971)	(195,653)
Non-operating income (loss)	128,468	47,265
Total Other Expenses	(57,110)	(147,308)

Income (loss) before income taxes	(2,334,931)	(9,232,809)
Income taxes	(56,448)	(83,249)
Income before extraordinary items	(2,391,379)	(9,316,058)
Net income	(2,391,379)	(9,316,058)
Net income (loss) attributable to noncontrolling interest	36	159
Net income (loss) attributable to Deyu Agriculture Corp.	(2,391,343)	(9,315,899)
Preferred stock dividends	(107,807)	(102,349)
Net income (loss) available to common stockholders	(2,499,150)	(9,418,248)
Foreign currency translation gain (loss)	(1,358,387)	(1,445,198)
Comprehensive income (loss)	(3,857,537)	(10,863,446)
Other comprehensive income (loss) attributable to noncontrolling interests	756	(81)
Comprehensive income (loss) attributable to Deyu Agriculture Corp.	$(3,856,781)	$(10,863,527)

Net income (loss) attributable to common stockholders per share - basic	$(0.23)	$(0.87)
Net income (loss) attributable to common stockholders per share - diluted	(0.23)	(0.87)
Weighted average number of common shares outstanding - basic	11,044,328	10,793,738
Weighted average number of common shares outstanding - diluted	11,044,328	10,793,738

The accompanying notes are an integral part of these consolidated financial statements.

DEYU AGRICULTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Three Months Ended
	March 31,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) available to common stockholders	$(2,499,150)	$(9,418,248)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation & amortization	532,589	602,646
Loss on impairment of asset valuation	-
Bad debt expenses	59,008	825,993
Share-based compensation	-	585
Preferred stock dividends accrued	107,807	102,349
Noncontrolling interests	(36)	(159)
Decrease (increase) in current assets:
Accounts receivable	2,600	2,889,940
Inventories	381,722	9,101,545
Advance to suppliers	(330,076)	(203,851)
Prepaid expense and other current assets	(74,419)	593,903
Increase (decrease) in liabilities:
Accounts payable	1,542,749	(3,801,786)
Advance from customers	-	(2,094)
Accrued expense and other liabilities	111,798	(99,669)
Net cash (used in) operating activities	(165,408)	(591,154)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of machinery and equipment	(312)	-
Construction and remodeling of factory and warehouses	(19,227)	-
Net cash (used in) investing activities	(19,539)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (repayment) of short-term loans from related parties	-	55,715
Net cash provided by (used in) financing activities	-	55,715

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND CASH EQUIVALENTS	940	(37,483)

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(184,007)	609,396
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,012,743	979,282
CASH & CASH EQUIVALENTS, ENDING BALANCE	$828,736	$1,588,678

SUPPLEMENTAL DISCLOSURES:
Income tax paid	$74,425	$55,306
Interest paid	$100,103	$105,272

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

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis. The balance of allowance for doubtful accounts as of March 31, 2015 and December 31, 2014 was $1,353,571 and $1,337,364 respectively.

Inventories

The Company's inventories are stated at the lower of cost or market. Cost is determined on a moving-average basis. Costs of inventories include purchase and related costs incurred in delivering products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. The balance of reserve for inventory valuation as of March 31, 2015 and December 31, 2014 was $140,709 and $140,582, respectively.

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

Long-lived assets

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), "Property, Plant, and Equipment" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. As of March 31, 2015 and December 31, 2014, the balance of impairment of construction-in-progress was $772,788 and $772,091, respectively.

Intangible assets

For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the assets. As of March 31, 2015 and December 31, 2014, the balance of impairment of intangible assets was $6,833,181 and $6,557,755, respectively.

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

This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (ASC 820). This Staff Position delays the effective date of SFAS No. 157 (ASC 820) for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 (ASC 820) had no effect on the Company's financial position or results of operations for the three months ended March 31, 2015.

We also analyze all financial instruments with features of both liabilities and equity under ASC 480-10 (formerly SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”) and ASC 815-40 (formerly EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). We have determined ASC 480-10 (formerly SFAS 150) and ASC 815-40 (formerly EITF 00-19) had no material effect on our financial position or results of operations for the three months ended March 31, 2015.

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

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded. The estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. The sales discounts for the three months ended March 31, 2015 and 2014 were not material.

We offer a right of exchange on our grain products sold through our relationships with grocery store networks. The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased. In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes. The returns of our products for the three months ended March 31, 2015 and 2014 were not material.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2015 and 2014 were $76,715 and $30,185, respectively.

Research and development

The Company expenses its research and development costs as incurred. Research and development expenses for the three months ended March 31, 2015 and 2014 were not material.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material effect on the Company’s consolidated financial statements for the three months ended March 31, 2015.

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

NOTE 3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	December 31,
	2015	2014
Accounts receivable	$22,891,946	$22,873,889
Less: Allowance for doubtful accounts	(1,353,570)	(1,337,364)
Accounts receivable, net	$21,538,376	$21,536,525

NOTE 4. INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2015	2014
Raw materials	$833,605	$751,095
Finished goods	7,255,555	8,125,176
Supplies	1,492,348	1,080,242
Reserve for inventory valuation	-140,709	-140,582
Total Inventory	$9,440,799	$9,815,931

The balance of reserve for inventory valuation as of March 31, 2015 and December 31, 2014 was $142, 107 and $4,603,929 respectively.

NOTE 5. PREPAID EXPENSES

Prepaid expenses consisted of the following:

	March 31,	December 31,
	2015	2014
Deductible value-added taxes (VAT)	$533,903	$637,612
Prepaid rent	198,138	290,190
Prepaid other expenses	23,398	11,627
Total	$755,439	$939,429

NOTE 6. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	March 31,	December 31,
	2015	2014
Automobiles	$1,022,012	$1,021,089
Buildings	16,589,468	16,587,178
Office equipment	987,783	986,892
Machinery and equipment	8,890,087	8,869,381
Furniture and fixtures	111,717	111,615
Total cost	27,601,067	27,576,155
Less: Accumulated depreciation	(11,044,103)	(10,556,028)
Property, plant, and equipment, net	$16,556,964	$17,020,127

The buildings owned by the Company located in Jinzhong and Quwo in Shanxi Province, China are used for production, warehousing and offices for our corn and grains business.

As of March 31, 2015, $5.7 million (RMB 35.2 million) of buildings, machinery and equipment owned by the Taizihu Group were pledged as collateral for short-term bank loans.

Depreciation expense for the three months ended March 31, 2015 and 2014 was $475,699 and $537,485, respectively.

NOTE 7. CONSTRUCTION-IN-PROGRESS

Construction-in-progress amounted to $373, 624 as of March 31, 2015 was mainly represents the cost of the water purification system, building and workshop decoration of a new bean-based products production line in Huichun.

NOTE 8. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2015	2014
Land use rights	$14,354,385	$14,341,429
Software-ERP System and B2C platform	1,056,180	740,945
Less: Accumulated amortization	(1,168,874)	(1,110,323)
Impairment loss	(6,833,181)	(6,512,731)
Total	$7,408,510	$7,459,320

According to government regulations of the PRC, the PRC Government owns all land. The Company owns the land use rights of farmland and industrial land.

JinzhongDeyu is one of the Company-owned land use rights of the 17,000 acres of farmlands in Jinzhong, Shanxi Province. There is no active market for trading of land use rights of those farmlands and the Company could not assess the fair market value of the land use rights based on quoted prices in active markets. The Company assessed fair value of the land use rights based on discounted cash flow and determined that it was less than the carrying value. The balance of impairment of farmland use rights as of March 31, 2015 and December 31, 2014 was $5,784,625 and 5,819,359, respectively. As of March 31, 2015, the original value of the land use rights of the farmland was $7,708,000 and was written-down to $1,923,375.

The Company determined the Software-ERP system (“ERP”) and B2C platform owned by JinzhongDeyu for retail sales of the Grain Division was not applicable for its current business operations due to the reduction of retail sales. The balance of impairment of ERP system and B2C platform as of March 31, 2015 and December 31, 2014 was $1,048,556 and $738,396, respectively. As of March 31, 2015, the carrying value of ERP system and B2C platform was $1,048,556 and was written down to $0.

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

As of March 31, 2015, $3,896,101 (RMB 19 million) of the land use right owned by Taizihu Group was pledged as collateral for short-term bank loans.

Amortization expense of the intangible assets for the three months ended March 31, 2015 and 2014 was $57,548 and $65,161, respectively.

NOTE 9. SHORT-TERM LOANS

Short-term loans consisted of the following:

	March 31,	December 31,
	2015	2014

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rates as of March 31, 2015 and December 31, 2014 were 6.00%. The term of the loan started from August 14, 2012 with maturity date on August 13, 2013. The loan was obtained by Taizihu and pledged by its buildings and land use right.  On July 31, 2013 the loan was repaid for $65,359 (or RMB400,000). As of March 31, 2015, the loan balance was $2,355,219 (or RMB14,600,000). As of the date of this filing, the Company has been in negotiation with the lender on renewal of the loan. The Company is not currently able to predict the probability of the success on the renewal and will repay the loan immediately if the loan cannot be renewed.

	$2,355,219	$2,353,093

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate, based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rates as of March 31, 2015 and December 31, 2014 were 6.0%. The term of the loan started from September 18, 2012 with maturity date on September 17, 2013. The loan was obtained by Taizihu and pledged by its buildings and land use right. As of the date of this filing, the Company has been in negotiation with the lender on renewal of the loan. The Company is not currently able to predict the probability of the success on the renewal and will repay the loan immediately if the loan cannot be renewed.	1,451,847	1,450,537

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd., bearing interest at a fixed rate of prime rate plus 145% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rates as of March 31, 2015 were 14.688%. The term of the loan started from September 12, 2014 with maturity date on September 11, 2015. The loan was obtained by Jinzhong Yongcheng and guaranteed by Yuci Jinmao Food Processing Factory, a related party, for a period of two years starting from September 17, 2015.	1,371,189	1,369,951

Bank loan payable to Jinzhong City Yuci District Rural Credit Union Co., Ltd., bearing interest at a fixed rate of prime rate plus 145% of prime rate, of which prime rate was based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rates as of March 31, 2015 were 14.688%. The term of the loan started from September 12, 2014 with maturity date on September 11, 2015. The loan was obtained by Jinzhong Yuliang and guaranteed by Yuci Jinmao Food Processing Factory, a related party, for a period of two years starting from September 17, 2015.	1,371,189	1,369,951

Bank loan payable to Agriculture Development Bank of China, bearing interest at the prime rate, based on six-month to one-year loan interest rate released by The People's Bank of China. The actual interest rate as of March 31, 2015 was 6.0%. The term of the loan started from January 4, 2013 with maturity date on January 3, 2014. The loan was obtained by Taizihu and pledged by its buildings and land use right. As of the date of this filing, the Company has been in negotiation with the lender on renewal of the loan. The Company is not currently able to predict the probability of the success on the renewal and will repay the loan immediately if the loan cannot be renewed.	725,923	725,269

Total	$7,275,367	$7,268,801

NOTE 10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
	2015	2014
Accrued VAT and other taxes	$434,339	$422,049
Accrued payroll	176,194	179,117
Others	895,999	805,353
Total	$1,506,531	$1,406,519

NOTE 11. INCOME TAXES

United States

Deyu Agriculture Corp. is incorporated in the State of Nevada in the United States of America and is subject to the U.S. federal and state taxation. No provision for income taxes have been made as the Company has no taxable income in the U.S. The applicable income tax rate for the Company for the three months ended March 31, 2015 and 2014 was 34%. No tax benefit has been realized since a 100% valuation allowance has offset deferred tax asset resulting from the net operating losses.

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

The provision for income taxes on income consisted of the following for the three months ended March 31, 2015 and 2014:

	For The Three Months Ended
	March 31,
	2015	2014
Current income tax expense (benefit)
U.S.	$-	$-
PRC	56,448	83,249
Total current expense (benefit)	$56,448	$83,249

Deferred income tax expense (benefit)
U.S.	$-	$-
PRC	-	-
Income tax expense (benefit)	$56,448	$83,249

The following is a reconciliation of the statutory tax rate to the effective tax rate for the three months ended March 31, 2015 and 2014:

	For The Three Months Ended
	March 31,
	2015	2014
Expected U.S. income tax expense	34.0%	34.0%
Increase (decrease) in taxes resulting from:
Tax-exempt income	-32.9%	-33.0%
Foreign tax differential	0.2%	0.0%
Change in valuation allowance	4.6%	-0.2%
Intercompany elimination	0.0%	0.0%
Other	-3.5%	0.1%
Income tax expense	2.4%	0.9%

Significant components of the Company’s net deferred tax assets as of March 31, 2015 and December 31, 2014 are presented in the following table:

	March 31,	December 31,
	2015	2014
Deferred tax assets
Net operating loss carryforwards (NOL)	$5,741,096	$5,696,456
Share-based compensation	407,099	407,099
Others	438,203	438,122
Total	6,586,398	6,541,677
Less: Valuation allowance	(6,586,398)	(6,541,677)
Total deferred tax assets, net	$-	$-

As of March 31, 2015, the Company accrued a 100% valuation allowance on its deferred tax assets based on the assessment on the probability of future reversion.

NOTE 12. NET INCOME (LOSS) PER SHARE

Reconciliation of the basic and diluted net income (loss) per share was as follows:

	Amounts	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended March 31, 2015:
Net income (loss) attributable to common stockholders - basic	$(2,499,150)	11,044,328	$(0.23)
Preferred dividends applicable to convertible preferred stocks	-	-
Net income (loss) attributable to common stockholders - diluted	$(2,499,150)	11,044,328	$(0.23)

For the Three Months Ended March 31, 2014:
Net income attributable to common stockholders - basic	$(9,418,248)	10,793,738	$(0.87)
Preferred dividends applicable to convertible preferred stocks
Net income attributable to common stockholders - diluted	$(9,418,248)	10,793,738	$(0.87)

NOTE 13. SHAREHOLDERS’ EQUITY

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

On May 10, 2010, we closed on the second and final round of the Private Placement for the issuance and sale of 589,689 Units, consisting of 589,689 shares of Series A convertible preferred stock and 235,883 five-year Series A Warrants with an exercise price of $ 5.06 per share, to certain Investors for total gross proceeds of $2,594,607.

We raised an aggregate amount of $10,805,750 in the offering in two closing events. As of the final closing, we had 9,999,999 shares of common stock issued and outstanding. In connection with the offering, we issued a total of 2,455,863 shares of Series A convertible preferred shares and 982,362 Series A Warrants to the Investors. Additionally, the Placement Agent received 171,911 warrants.

Common Stock

As of the final closing of the Private Placement, we had 9,999,999 shares of common stock issued and outstanding. Between the final closing of the Private Placement and March 31, 2015, an aggregate of 964,329 shares of Series A convertible preferred stock were converted into 964,329 shares of common stock, and 80,000 shares of common stock were issued. As of March 31, 2015, the total number of shares of common stock issued and outstanding was 11,044,328 shares.

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

As of March 31, 2015, an aggregate of 964,329 shares of Series A Preferred were converted into 964,329 shares of common stock and an aggregate of 468,598 shares of Series A Preferred were issued as dividends to the shareholders of Series A Preferred. As of March 31, 2015, the total number of shares of Series A Preferred issued and outstanding was 1,960,132 shares.

For the three months ended March 31, 2015 and 2014, the Company recorded $107,807 and $102,349 in preferred dividend expenses, respectively.

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

The Series A Warrants expired on April 27, 2015. Aggregate gross proceeds from the two (2) closing events amounted to $10,805,750. Direct financing costs totaled $1,742,993, of which $1,555,627 was paid in cash and the balance of $187,366 represents the fair value of warrants linked to 171,911 shares of our common stock that were issued to Maxim. The proceeds and the related direct financing costs were allocated to the Series A Preferred and the Series A Warrants (classified in paid-in capital) based upon their relative fair values. The following table summarizes the components of the allocation:

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

These fair values were necessary to develop relative fair value calculation for allocations of certain elements of the financing arrangement, principally proceeds and the related direct financing costs. The following tables reflect assumptions used to determine the fair value of the Series A Preferred:

		Series A	Series A
	Fair Value	Preferred	Preferred
	Hierarchy	April 27,	May 10,
	Level	2010	2010
Indexed common shares		1,866,174	589,689

Components of fair value:
Common stock equivalent value		$6,631,403	$2,083,094
Dividend feature		659,821	209,439
		$7,291,224	$2,292,533

Significant assumptions:
Common stock price	3	3.55	3.53
Horizon for dividend cash flow projection	3	2.00	2.00
Weighted average cost of capital ("WACC")	3	15.91%	15.55%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived therefrom. There were no level 1 inputs.

(2)	Level 2 inputs are significant other observable inputs. There were no level 2 inputs.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety.

•	Stock price- Given that management did not believe our trading market price was indicative of the fair value of our common stock at the measurement date, the common stock price value was derived implicitly from an iterative process based upon the assumption that the consideration of the Private Placement was the result of an arm’s length transaction. The Private Placement was composed of shares of Series A Preferred and Series A Warrants which were both indexed to our common stock; accordingly, we used an iterative process to determine the value of our common stock in order for the fair value of the Series A Preferred and Series A Warrants to equal the amount of consideration received in the Private Placement.

•	Dividend horizon- We estimated the horizon for dividend payment at 2 years.

•	WACC- The rates utilized to discount the cumulative dividend cash flows to their present values were based on a weighted average cost of capital of 18.94 % and 18.60%, as of April 27, 2010 and May 10, 2010, respectively. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require in an investment in companies similar in size and operating in similar markets as Deyu Agriculture Corp. The cost of equity was determined using a build-up method which begins with a risk free rate and adds expected risk premiums designed to reflect the additional risk of the investment. Additional premiums or discounts related specifically to us and the industry are also added or subtracted to arrive at the final cost of equity rate. The cost of debt was determined based upon available financing terms.

•	Significant inputs and assumptions underlying the model calculations related to the warrant valuations are as follows:

The following tables reflect assumptions used to determine the fair value of the Series A Warrants:

	Fair Value	April 27, 2010		May 10, 2010
	Hierarchy	Investor	Agent	Investor	Agent
	Level	warrants	warrants	warrants	Warrants

Indexed shares		746,479	130,632	235,883	41,279
Exercise price		5.06	4.84	5.06	4.84

Significant assumptions:
Stock price	3	3.55	3.55	3.53	3.53
Remaining term	3	5 years	5 years	5 years	5 years
Risk free rate	2	2.39%	2.39%	2.24%	2.24%
Expected volatility	2	45.25%	45.25%	45.47%	45.47%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	There were no Level 1 inputs.

(2)	Level 2 inputs include:

•	Risk-free rate- This rate is based on publicly-available yields on zero-coupon U.S. Treasury securities with remaining terms to maturity consistent with the remaining contractual term of the Series A Warrants.
•	Expected volatility- We did not have a historical trading history sufficient to develop an internal volatility rate for use in the model. As a result, we have used a peer approach wherein the historical trading volatilities of certain companies with similar characteristics as ours and who had a sufficient trading history were used as an estimate of our volatility. In developing this model, no one company was weighted more heavily than another.

(3)	Level 3 inputs include:

•	Stock price- Given that management did not believe our trading market price was indicative of the fair value of our common stock at the measurement date, the stock price was determined implicitly from an iterative process based upon the assumption that the consideration of the Private Placement was the result of an arm’s length transaction.
•	Remaining term- We do not have a history to develop the expected term for our warrants. Accordingly, we have used the contractual remaining term in our calculations.

The following is a summary of the status and activity of warrants outstanding as of March 31, 2015:

Outstanding Warrants
Exercise Price	Number of Warrants	Average Remaining Contractual Life
$5.06	982,362	0.07 years
$4.84	171,911	0.07 years
Total	1,154,273

Number of Warrants
Outstanding as of December 31, 2014	1,154,273
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March 31, 2015	1,154,273

NOTE 14. SHARE-BASED COMPENSATION

As of March 31, 2015, the Company had one share-based compensation plan as described below. The compensation cost that had been charged against income for the plan was $nil and $585 for the three months ended March 31, 2015 and 2014, respectively. The related income tax benefit recognized was $nil and $199 for the three months ended March 31, 2015 and 2014, respectively. A 100 % valuation allowance was assessed against the deferred tax assets derived from such tax benefit as of March 31, 2015 and 2014.

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

A summary of option activity under the Plan as of March 31, 2015, and changes during the three months ended March 31, 2015 are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding as of January 1, 2015	750,000	$3.14
Granted	-	$-
Exercised	-	$-
Forfeited	(80,000)	$4.40
Outstanding as of March 31, 2015	670,000	$2.99	3.12 Years	$537,202
Exercisable as of March 31, 2015	670,000	$2.99	2.91 Years	$537,202
Vested and expected to vest (1)	670,000	$2.99	3.12 Years

(1)         Includes vested shares and unvested shares after a forfeiture rate is applied.

As of March 31, 2015, the Company’s unvested shares were all vested.

NOTE 15. RELATED PARTY TRANSACTIONS

Due to related parties

	March 31,	December 31,
	2015	2014

Due to Mr. He Hao	$13,971	$13,958
Total	$13,971	$13,958

Mr. Hao He is the former shareholder of Huichun and Taizihu.

Guarantees

As of March 31, 2015, YuciJinmao Food Processing Factory, of which the legal representative is JunlianZheng, the wife of Junde Zhang, the Vice President of the Company, provided guarantees on short-term loans obtained by JinzhongYongcheng and JinzhongYuliang.

NOTE 16. SEGMENT REPORTING

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

For the three months ended	Corn	Grain	Bulk Trading
March 31, 2015	Division	Division	Division	Others	Total
Revenues from external customers	$25,458,653	$6,749,394	$-		$32,208,047
Loss on inventory valuation reserve					-
Intersegment revenues	-	-	-	-	-
Interest revenue	1,780	559	-	54	2,393
Interest expense	(100,103)	(87,868)	-	-	(187,972)
Net interest (expense) income	(98,323)	(87,309)	-	54	(185,578)
Depreciation and amortization	(133,973)	(348,696)	(1,106)	(48,814)	(532,589)
Noncontrolling interest	-	-	-	36	36
Segment net profit (loss)	(2,025,927)	52,521	(3,617)	(414,356)	(2,391,379)

For the three months ended	Corn	Grain	Bulk Trading
March 31, 2014	Division	Division	Division	Others	Total
Revenues from external customers	$8,330,537	$6,652,924	$589,859	-	$15,573,320
Loss on inventory valuation reserve	-	-	-	-	-
Intersegment revenues	-	-	-	-	-
Interest revenue	694	214	117	55	1,080
Interest expense	(105,050)	(90,382)	-	(221)	(195,653)
Net interest (expense) income	(104,356)	(90,168)	117	(166)	(194,573)
Depreciation and amortization	(148,572)	(401,585)	(1,176)	(51,313)	(602,646)
Noncontrolling interest	-	-	-	159	159
Segment net profit (loss)	(7,744,170)	(257,527)	(678,789)	(635,572)	(9,316,058)

Since April 2014, our grain business includes direct exporting the organic bean-based products to countries including the U.S., Australia, Canada, Israel, and Denmark. The export businesses were denominated in US Dollar. All long-lived assets are located in China. The following tables set forth our three major customers in each segment:

	For The Three Months Ended March 31,
	2015	2014
Corn Division :
Neijiang Zhengda Co., Ltd.	11.0%	3.3%
Chengdu longqing Feed Co., Ltd.	6.7%	1.8%
Chengdu Jindou Animal Nitrition Food Co., Ltd.	6.5%	4.2%
Top Three Customers as % of Total Gross Sales:	24.2%	9.3%

Grain Division :
Deyufang Innovation Food (Beijing) Co., Ltd.	56.7%	82.0%
Ethical Food SA	12.3%	4.0%
Jinzhong Shengde Trading Food Co., Ltd.	5.7%	0.3%
Top Three Customers as % of Total Gross Sales	74.7%	86.3%

Bulk Trading Division :
n/a	n/a	n/a
n/a	n/a	n/a
n/a	n/a	n/a
Top Three Customers as % of Total Gross Sales:	0.0%	0.0%

NOTE 17. CONCENTRATION OF CREDIT RISK

As of March 31, 2015 and December 31, 2014 , all of the Company’s cash balances in banks were maintained within the PRC where no rule or regulation currently in place to provide obligatory insurance for bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to such risks on its cash balances in banks.

For the three months ended March 31, 2015 and 2014, the sales generated from overseas countries were $831, 463 and $0, respectively. Accounts receivable as of March 31, 2015 and December 31, 2014 that were due from customers located outside of China were $552, 997 and $0, respectively.

For the three months ended March 31, 2015, sales revenue generated from Deyufang Innovation Food (Beijing) Co., Ltd. accounted for 11.9% of the Company's consolidated gross revenue, while there was no single customer that accounted for greater than 10% of the Company's consolidated gross revenue for the three months ended March 31 2014. As of March 31, 2015 and 2014, no single customer accounted for greater than 10% of the Company’s consolidated accounts receivable.

NOTE 18. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases railroad lines, warehouses and offices under operating leases. Future minimum lease payments under operating leases with initial or remaining terms of one year or more are as follows:

As of March 31,	Operating Leases
2016	$204,657
2017	169,705
2018	169,705
2019	169,705
2020	169,705
Thereafter	860,488
$1,743,965

NOTE 19. SUBSEQUENT EVENTS

Management has considered all events occurring through the date which the financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2015 have been incorporated into the accompanying consolidated and combined financial statements, and those requiring disclosure have been fully disclosed in accordance with FASB ASC Topic 855, “Subsequent Events”.

The Series A Warrants expired on April 27, 2015.

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

Operating revenue for the three months ended March 31, 2015 was $32,208,047, representing a 106.8% increase from $15,573,320 for the three months ended March 31, 2014. Net loss available to common stockholders for the three months ended March 31, 2015 was $2,499,150, representing a decrease of $6,919,098 from $9,418,248 of net loss for the three months ended March 31, 2014.

Our principal office is located in China at Unit 1010, Block B, Huizhi Building, No. 9 Xueqing Road, Haidian District, Beijing, PRC 100085. Our telephone number in China is +(8610)-8273-2870 and our fax number is +(8610)- 8273 2870 x 8518. Our corporate website is www.deyuagri.com (information on our website is not made a part of this Quarterly Report).

Recent Developments

Corn is mainly used as raw material for livestock feeds and deep processed products such as corn starch and ethanol. Starting from 2013, the corn market experienced a downturn as a result of weak demand from the downstream industries with consecutive increase of output in the past few years in China. The on-going downturn continued to impact our business in 2015, as the demand for corn continued to be weak. In order to stabilize the market, Chinese government started to implement some measures, including government procurement and providing subsidies to downstream manufacturers. The market showed some fluctuation and the average sales prices had a slight increase in the first quarter of 2015. The Company increased the corn sales volume slightly according to the market situation although the Company is still undertaking a conservative strategy.

Plan of Operation

The demand in the corn market showed some signs of recovery, but it still needs time to fully recover, as the demand from livestock feed companies was remains week and deep processed corn companies have been operating in the red for several years. However, we continue to believe that the agriculture sector is still very promising in the long term even though the evolving market conditions in China currently present great challenges.

The Company has been undertaking measures to optimize operations, to increase efficiency and to reduce operational costs. At the same time, the Company is continuing its business development initiatives to cultivate the entire value chain concept and develop new business strategies with resources integration. We expect these measures, together with new business development, will help us get through this difficult period and restore growth in the future.

Results of Operations for the Three Months Ended March 31, 2015 as Compared to the Three Months Ended March 31, 2014

	For The Three Months Ended
	March 31,
	2015	2014	Change	%
Net revenue
Normal inventory	$32,208,047	$12,152,145	$20,055,902	165.0%
Damaged corn	-	3,421,175	-3,421,175.00	100.0%
Total Net Revenue	32,208,047	15,573,320	16,634,727	106.8%
Cost of goods sold
Normal inventory	(30,459,475)	(11,553,198)	(18,906,277)	163.6%
Damaged corn	-	(9,328,942)	9,328,942	100.0%
Total Cost of Goods Sold	(30,459,475)	(20,882,140)	(9,577,335)	45.9%
Gross Profit	1,748,572	(5,308,820)	7,057,392	-132.9%

Selling expenses	(2,900,531)	(1,098,652)	(1,801,879)	164.0%
General and administrative expenses	(1,125,862)	(2,678,029)	1,552,167	-58.0%
Total Operating Expense	(4,026,393)	(3,776,681)	(249,712)	6.6%
Operating income (loss)	(2,277,821)	(9,085,501)	6,807,680	-74.9%

Interest income	2,393	1,080	1,313	121.6%
Interest expense	(187,971)	(195,653)	7,682	-3.9%
Non-operating income (loss)	128,468	47,265	81,203	171.8%
Total Other Expense	(57,110)	(147,308)	90,198	-61.2%

Income (loss) before income taxes	(2,334,931)	(9,232,809)	6,897,878	-74.7%
Income taxes	(56,448)	(83,249)	26,801	-32.2%
Net income (loss)	(2,391,379)	(9,316,058)	6,924,679	-74.3%
Net Income (loss) attributable to noncontrolling interests	36	159	(123)	-77.4%
Net income (loss) attributable to Deyu Agriculture Corp.	(2,391,343)	(9,315,899)	6,924,556	-74.3%
Preferred stock dividends	(107,807)	(102,349)	(5,458)	5.3%
Net income (loss) available to common stockholders	$(2,499,150)	(9,418,248)	$6,919,098	-73.5%

Net Revenue

Our net revenue for the three months ended March 31, 2015 was $32.2 million, an increase of $16.6 million, or 106.8%, compared to $15.6 million for the three months ended March 31, 2014. This increase was the combined result of an increase of $17.1 million in corn sales, an increase of $0.1 million in grain sales and a decrease of $0.6 million in bulk trading sales. Sales derived from our Corn Division, Grain Division and Bulk Trading Division for the three months ended March 31, 2015 were $25.5 million, $6.7 million and $0 million, respectively, accounting for 79.0%, 21.0% and 0% of total net revenue, respectively.

The following table breaks down the distribution of our sales volume and amount by division and as a percentage of gross sales:

	For The Three Months Ended March 31
	2015			2014
	Volume (ton)	Net Revenue	% of total sales	Volume (ton)	Net Revenue	% of total sales	Changes	%
Corn Division
Normal inventory	73,920	$25,458,653	79.0%	14,040	4,909,362	31.5%	$20,549,291	418.6%
Damaged corn	-	-	0.0%	40,880	3,421,175	22.0%	$(3,421,175)	100%
Subtotal	73,920	25,458,653	79.0%	54,920	8,330,537	53.5%	17,128,116	205.6%
Grain Division	4,303	6,749,394	21.0%	4,193	6,652,924	42.7%	96,470	1.5%
Bulk Trading Division	-	-	n/a	674	589,859	3.8%	(589,859)	100.0%
Total	78,223	$32,208,047	100.0%	59,787	15,573,320	100.0%	$16,634,727	106.8%

Net revenue from our Corn Division for the three months ended March 31, 2015 was approximately $25.5 million, an increase of $17.1 million, or approximately 205.6%, as compared to $8.3 million for the three months ended March 31, 2014. The increase was mainly the combined result of an increase of 34.6% in sales volume and an increase of 127.1% in the average selling price of corn. The increase was primarily due to the slightly increase of the demand from the downstream industry which coursed the sale volume increase, although the Company still mentioned the conservative strategy. The increase of the average selling price was primarily due to the sales of damaged corn to the customers with lower than cost prices during the three months ended March 31, 2014.

Net revenue from our Grain Division for the three months ended March 31, 2015 was approximately $6.7 million, an increase of $0.1 million, or 1.5%, as compared to $6.6 million for the three months ended March 31, 2014. The increase was the combined result of the increase of export business in Huichun and the reduction in retail sales caused by the costly distribution channel.

Net revenue from our Bulk Trading Division for the three months ended March 31, 2015 was $0, a decrease of $0.6 million, or 100% as compared to $0.6 million for the three months ended March 31, 2014. This decrease was mainly attributable to that the Company temporarily suspended the bulk trading business due to lack of cash resources.

Cost of Goods Sold

Cost of goods sold mainly consisted of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and packaging costs. Our cost of goods sold was $30.5 million, an increase of $9.6 million, or 45.9%, as compared to $20.9 million for the three months ended March 31, 2014. This increase was primarily attributable to the increase in sales volume.

Gross Profit (loss)

The following table breaks down the gross profit (loss) and gross margin by division:

	For The Three Months Ended March 31,
	2015			2014
	Gross Profit	% of total Gross Profit	Margin	Gross Profit	% of total Gross Profit	Margin
Corn Division
Normal inventory	$1,051,288	60.1%	4.1%	$208,900	-3.9%	4.3%
Damaged corn	-	0.0%		(5,907,766)	111.3%	-172.7%
Subtotal	1,051,288	60.1%	4.1%	(5,698,866)	107.3%	-68.4%
Grain Division	697,284	39.9%	10.3%	590,091	-11.1%	8.9%
Bulk Trading Division	-	0%		(200,045)	3.8%	-33.9%
Total	1,748,572	100.0%	5.4%	(5,308,820)	100.0%	-34.1%
	1,748,572	100.0%	5.4%	(5,308,820)	100.0%	-34.1%

Gross profit for the three months ended March 31, 2015 was $1.7 million, an increase of $7.0 million, or 132.9%, as compared to gross losses of $5.3 million for the three months ended March 31, 2014. The increase was a combined result of an increase in gross profits of $6.8 million in the Corn Division, an increase of $0.2 million in the Bulk Trading Division and an increase of $0.1 million in the Grain Division. Our gross margin increased from (34.1%) for the three months ended March 31, 2014 to 5.4% for the three months ended March 31, 2015. The increase in gross margin was mainly the result of the increase of gross margin in Corn Division.

Gross profit in the Corn Division was $1.1 million for the three months ended March 31, 2015, while gross loss in the Corn Division was $5.7 million for the three months ended March 31, 2014 . The Company incurred the gross loss of $5.9 million from the sales of the mildewed corn inventory to third parties at prices lower than the cost during the first quarter of 2014. Taking out the impact of disposal of mildewed corn, gross profit and gross margin from the sales of the normal corn was $0.2 million and 4.3% respectively. Gross margin from normal corn sales decreased for 20 basis points, which was primarily due to the pressure from the government’s intervention on the corn pricing.

Gross profit in the Grain Division was $0.7 million for the three months ended March 31, 2015; an increase of $0.1 million or 18.2%, compared to $0.6 million for the three months ended March 31, 2014. The increase in gross profit in the Grain Division was mainly due to the increase of the bean-based grain product export business in Taizihu Group retail sales with relatively higher gross margin. Gross margin for the Grain Division was 10.3% for the three months ended March 31, 2015, which increased by 140 basis points from 8.9% for the three months ended March 31, 2014. This increase in gross margin was primarily due to the increase of export business with higher gross margin.

Gross profit in the Bulk Trading Division was $0, an increase of $0.2 million or 100%, compared to gross loss of $0.2 million for the three months ended March 31, 2014. The Company suspended bulk trading business due to lack of cash resources.

Selling Expenses

Selling expenses included expenses of freight, warehousing, handling, distribution, advertising, farmer subsidies, payroll and other expenses. Selling expenses for the three months ended March 31, 2015 were $2.9 million, an increase of $1.8 million, or 164.0% from the $1.1 million for the three months ended March 31, 2014. The increase was mainly attributable to the increase of freight costs caused by the increase in sales volume.

General and Administrative Expenses

General and administrative expenses included payroll, professional services, rental, travel, depreciation and amortization, and bad debt allowance. General and administrative expenses for the three months ended March 31, 2015 were $1.1 million, a decrease of $1.6 million or 58.0% compared to the $2.7 million for the three months ended March 31, 2014. This decrease was a combined result of a reduction of $0.8 million in general an expense as a result of the Company’s cost saving measures and a $0.8 million decrease in bad debt expenses.

Interest Expense

Interest expense for the three months ended March 31, 2015 was $187,971 compared to $195,653 for the March 31, 2014, a decrease of $7,682, or 3.9%. This decrease was mainly due to the fluctuation of balances on loans and their interest rates.

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

Income tax expenses were $56,448 for the three months ended March 31, 2015; a decrease of $26,801 or 32.2%, compared to $83,249 for the three months ended March 31, 2014. Income tax expenses were mainly representing the current income tax expenses derived from Huichun, both of which were subject to the 25% EIT rate. The decrease of the income tax expenses was mainly due to the decline of taxable income in Huichun.

Net Income (Loss)

As a result of the above, we had net loss available to common stockholders of $2.5 million for the three months ended March 31, 2015 compared to a net loss of $9.4 million for the three months ended March 31, 2014.

Liquidity and Capital Resources

The following summarizes the key components of our cash flows for the three months ended March 31, 2015 and 2014:

	For The Three Months Ended March 31,
	2015	2014

Net cash provided (used in) by operating activities	$(165,408)	$(591,164)
Net cash used in investing activities	(19,539)	$0
Net cash provided by (used in) financing activities	-	55,715
Effect of exchange rate change on cash and cash equivalents	940	(37,483)
Net (decrease) increase in cash and cash equivalents	$(184,007)	$609,396

Net cash used in operating activities totaled approximately $0.2 million for the three months ended March 31, 2015 and net cash used in operating activities totaled approximately $0.6 million for the three months ended March 31, 2014, an increase of $0.4 million. This decrease was primarily attributable to continue losses which weakened the operating cash flow.

Net cash used in investing activities for the three months ended March 31, 2015 and 2014 was $0.2 million and $0 million, respectively. There was no material net cash used in investing activities for the three months ended March 31, 2015 and 2014.

Net cash provided in financing activities was $0 and $0.1 million for the three months ended March 31, 2015 and 2014. There was no material net cash used in financing activities for the three months ended March 31 2015, and cash used in financing activities for the three months ended March 31, 2014 was the Construction and remodeling of the workshop in Huichun.

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

Contractual Obligations

The following table presents the Company’s material contractual obligations as of March 31, 2015:

Contractual Obligations	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years

Bank Loans	$7,275,367	$7,275,367	$-	$-	$-
Operating Lease Obligations	1,743,965	204,657	339,410	339,410	860,488
	$9,019,332	$7,480,024	$339,410	$339,410	$860,488

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

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purposes of analysis. The balance of allowance for doubtful accounts as of March 31, 2015 and December 31, 2014 was $1,353,571 and $1,337,364 respectively.

Inventories

The Company's inventories are stated at lower of cost or market. Cost is determined on a moving-average basis. Costs of inventories include purchase and related costs incurred in delivering products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if a valuation allowance is required. The balance of reserve for inventory valuation as of March 31, 2015 and December 31, 2014 was $140,709 and $140,582, respectively.

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

Long-lived assets

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), "Property, Plant, and Equipment" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. As of March 31, 2015 and December 31, 2014, the balance of impairment of construction-in-progress was $772,788 and $772,091, respectively.

Intangible assets

For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the assets. As of March 31, 2015 and December 31, 2014, the balance of impairment of intangible assets was $6,833,181 and $6,557,755, respectively.

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

This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (ASC 820). This Staff Position delays the effective date of SFAS No. 157 (ASC 820) for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 (ASC 820) had no effect on the Company's financial position or results of operations for the three months ended March 31, 2015.

We also analyze all financial instruments with features of both liabilities and equity under ASC 480-10 (formerly SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”) and ASC 815-40 (formerly EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). We have determined ASC 480-10 (formerly SFAS 150) and ASC 815-40 (formerly EITF 00-19) had no material effect on our financial position or results of operations for the three months ended March 31, 2015.

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

The Company’s revenue is recognized net of value-added tax (VAT), reductions to revenue for estimated product returns, and sales discounts based on volume achieved in the same period that the related revenue is recorded. The estimates are based on historical sales returns, analysis of credit memo data and other factors known at the time. The sales discounts for the three months ended March 31, 2015 and 2014 were not material.

We offer a right of exchange on our grain products sold through our relationships with grocery store networks. The consumer who purchases the product may exchange it for the same kind and quantity of product originally purchased. In accordance with FASB ASC 605-15-25-1 and 605-15-15-2, these are not considered returns for revenue recognition purposes. The returns of our products for the three months ended March 31, 2015 and 2014 were not material.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2015 and 2014 were $76,715 and $30,185, respectively.

Research and development

The Company expenses its research and development costs as incurred. Research and development expenses for the three months ended March 31, 2015 and 2014 were not material.

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

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material effect on the Company’s consolidated financial statements for the three months ended March 31, 2015.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. At the conclusion of the period ended March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that As of March 31, 2015, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1	Share Exchange Agreement Dated April 27, 2010 (1)

3.1	Articles of Incorporation of Deyu Agriculture Corp. (2)

3.2	Certificate of Amendment of Articles of Incorporation of Deyu Agriculture Corp. (3)

3.3	Bylaws of Deyu Agriculture Corp. (2)

4.1	Certificate of Designation of Rights and Preferences of Series A Convertible Preferred Stock (1)

4.2	Form of Series A Warrant (1)

10.1	Securities Purchase Agreement Dated April 27, 2010 (1)

10.2	Registration Rights Agreement Dated April 27, 2010 (1)

10.3	Form of Lock-Up Agreement Dated April 27, 2010 (1)

10.4	Securities Escrow Agreement Dated April 27, 2010 (1)

10.5	Placement Agent Agreement between the Company and Maxim Group, LLC dated January 27, 2010(6)

10.6	Share Transfer Agreement between Hong Wang and Yam Sheung Kwok dated April 26, 2010 (6)

10.7	Share Transfer Agreement between JianmingHao and Yam Sheung Kwok dated April 26, 2010 (6)

10.8	Share Transfer Agreement between WenjunTian and Yam Sheung Kwok dated April 26, 2010 (6)

10.9	Share Transfer Agreement between YongqingRen and Yam Sheung Kwok dated April 26, 2010 (6)

10.10	Share Transfer Agreement between Junde Zhang and Yam Sheung Kwok dated April 26, 2010 (6)

10.11	Employment Agreement between David Lethem, as Chief Financial Officer, and the Company dated June 18, 2010 (4)

10.12	Certificate from China Organic Food Certification Center dated December 21, 2009 (6)

10.13	Corn Purchase Letter of Intent between Shanghai Yihai Trading Co., Ltd., Shanxi Office and JinzhongYuliang Agricultural Trading Co., Limited dated December 20, 2009 (6)

10.14	Warehouse Lease Agreement between Shanxi 661 Warehouse and JinzhongYongcheng Agricultural Trading Co., Limited dated December 21, 2006 (6)

10.15	Warehouse Lease Agreement between Shanxi Means of Production Company, Yuci Warehouse (formerly, the 671 Warehouse) and JinzhongYongcheng Agricultural Trading Co., Limited dated December 28, 2008 (6)

10.16	Railway Lease Agreement between Shanxi Cereal & Oil Group, Mingli Reservation Depot and JinzhongYongcheng Agriculture Trading Co., Limited dated December 21, 2006 (6)

10.17	Railway Lease Agreement between Shanxi Yuci Cereal Reservation Depot and JinzhongYongcheng Agriculture Trading Co., Limited dated November 15, 2007 (6)

10.18	Railway Lease Agreement between YuciDongzhao Railway Freight Station and JinzhongYongcheng Agriculture Trading Co., Limited dated December 21, 2006 (6)

10.19	Agricultural Technology Cooperation Agreement between JinzhongDeyu Agriculture Trading Co., Ltd. and Millet Research Institute, Shanxi Academy of Agricultural Science dated October 2007 (6)

10.20	Agricultural Technology Cooperation Agreement between Sorghum Institute, Shanxi Academy of Agricultural Sciences and JinzhongDeyu Agriculture Trading Co., Ltd. dated August 24, 2008 (6)

In 10.21	Certificate of Forest Rights for the Yuci Forest Right Certificate (2005) No. 01518 dated August 11, 2006 (6)

10.22	Farmland Transfer Agreement between Detian Yu Biotechnology (Beijing) Co. Ltd. and Shanxi Jinbei Plant Technology Co, Ltd. dated September 30, 2010 (6)

10.23	Land Use Rights Acquisition Contract Dated September 30, 2010 (5)

10.24	Deyu Agriculture Corp. 2010 Share Incentive Plan (7)

10.25	Exclusive Management and Consulting Service Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and Beijing Jundaqianyuan Investment Management Co., Ltd. (English translated version) (8)

10.26	Exclusive Management and Consulting Service Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and JinzhongLongyue Investment Consulting Co., Ltd. (English translated version) (8)

10.27	Business Cooperation Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and Beijing Jundaqianyuan Investment Management Co., Ltd. (English Translated Version) (8)

10.28	Business Operation Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited, Beijing Jundaqianyuan Investment Management Co., Ltd. and each of the shareholders of Beijing Jundaqianyuan Investment Management Co., Ltd. (English translated version) (8)

10.29	Business Operation Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited, JinzhongLongyue Investment Consulting Co., Ltd. and both of the shareholders of JinzhongLongyue Investment Consulting Co., Ltd. (English translated version) (8)

10.30	Share Pledge Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of Beijing Jundaqianyuan Investment Management Co., Ltd.: TianWenjun, HaoJianming, Yang Jianhui, Zhou Jianbin, Ren Li, RenYongqing, Zhang Junde and Wang Tao (English translated version) (8)

10.31	Share Pledge Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of JinzhongLongyue Investment Consulting Co., Ltd.: Zhao Jing and Zhao Peilin (English translated version) (8)

10.32	Form of Power of Attorney (English translated version) (8)

10.33	Equity Acquisition Option Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of Beijing Jundaqianyuan Investment Management Co., Ltd.: TianWenjun, HaoJianming, Yang Jianhui, Zhou Jianbin, Ren Li, RenYongqing, Zhang Junde and Wang Tao (English translated version) (8)

10.34	Equity Acquisition Option Agreement, dated November 16, 2010, by and among Detian Yu Biotechnology (Beijing) Co. Limited and the following shareholders of JinzhongLongyue Investment Consulting Co., Ltd.: Zhao Jing and Zhao Peilin (English translated version) (8)

10.35	Business Cooperation Agreement, dated November 16, 2010, by and between Detian Yu Biotechnology (Beijing) Co. Limited and JinzhongLongyue Investment Consulting Co., Ltd. (English Translated Version) (8)

10.36	Village Collective Farmland Transfer Agreement, dated December 20, 2010, by and between Detian Yu Biotechnology (Beijing) Co., Ltd. and Shanxi Jinbei Plant Technology Development Co., Ltd. (English Translated and Mandarin Versions) (9)

10.37	Contract of Agreement, effective as of January 10, 2011, by and between Deyu Agriculture Corp. and Charlie Lin (10)

14.1	Code of Conduct (6)

16.1	Letter from Auditor (11)

21	List of Subsidiaries (12)

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002**

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002**

99.1	Audit Committee Charter adopted August 19, 2010 (6)

101. INS	XBRL Instance Document*

101. CAL	XBRL Taxonomy Extension Calculation Link base Document*

101. DEF	XBRL Taxonomy Extension Definition Link base Document*

101. LAB	XBRL Taxonomy Label Link base Document*

101. PRE	XBRL Extension Presentation Link base Document*

101. SCH	XBRL Taxonomy Extension Scheme Document*

(1)	Incorporated by reference to our Form 8-K filed on May 3, 2010.
(2)	Incorporated by reference to our Registration Statement on Form S-1 filed on July 8, 2009.
(3)	Incorporated by reference to our Form 8-K filed on June 4, 2010.
(4)	Incorporated by reference to our Form 8-K filed on June 18, 2010.
(5)	Incorporated by reference to our Form 8-K filed on October 6, 2010.
(6)	Incorporated by reference to our Form S-1/A filed on October 21, 2010.
(7)	Incorporated by reference to our Form S-8 filed on November 5, 2010.
(8)	Incorporated by reference to our Form 8-K filed on November 17, 2010.
(9)	Incorporated by reference to our Form 8-K filed on December 21, 2010.
(10)	Incorporated by reference to our Form 8-K filed on January 10, 2011.
(11)	Incorporated by reference to our Form 8-K filed on May 3, 2010.
(12)	Incorporated by reference to our Form 10-K filed on March 31, 2015.

* Filed herewith.

** Furnished, not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

DEYU AGRICULTURE CORP.

Signature	Title	Date

/s/ Hong Wang	Acting Chief Executive Officer, Principal Executive Officer	May 15, 2015
Hong Wang

/s/ Emma Wan	Acting Chief Financial Officer, Principal Financial	May 15, 2015
Emma Wan	and Accounting Officer

